Form 10-Q
period 1995-09-30
VANGUARD REAL ESTATE FUND II
filed 1995-11-14
CIK 823488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarter ended:  September 30, 1995


                                       OR


(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission File number:  0-17656

                          VANGUARD REAL ESTATE FUND II
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND

             (Exact name of Registrant as specified in its charter)

         Massachusetts                                              23-2482429
         (State or other jurisdiction of                            (IRS Employer
          incorporation or organization)                             Identification No.)

         Vanguard Financial Center
         Malvern, PA                                                19355
         (Address of principal executive                            (Zip Code)
          offices)

         Registrant's telephone number (610) 669-1000


Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                           Yes   X          No
                                               -----           -----

6,432,626 shares of beneficial interest outstanding as of October 31, 1995.

                                     INDEX


ITEM                                                                                                 Page
No.                                                                                                   No.
         Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -
         Index      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1

PART I           FINANCIAL INFORMATION

         ITEM 1. Financial Statements

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2
         Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      3-4
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      5-6
         Statements of Changes in Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . .        7
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     7-10

         ITEM 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . .    11-15


PART II          OTHER INFORMATION

         ITEM 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16
         ITEM 2. Changes in Securities  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16
         ITEM 3. Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . . . . . . . . .       16
         ITEM 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . . . . . .       16
         ITEM 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       16
         ITEM 6. Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . . . . . . . . .       16

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       17

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                  September 30, 1995    December 31, 1994
ASSETS                                                               ($ in 000s)          ($ in 000s)*
                                                                  ------------------    -----------------
Investments in Real Estate:
  Direct Ownership Investments:
    Land  . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  8,984             $  9,211
    Buildings and Improvements  . . . . . . . . . . . . . . . .          22,222               22,788
                                                                       --------             --------
                                                                         31,206               31,999
    Less -- Accumulated Depreciation  . . . . . . . . . . . . .           3,101                2,820
                                                                       --------             --------
                                                                         28,105               29,179
  Mortgage Loan Receivable  . . . . . . . . . . . . . . . . . .           7,460                7,600
                                                                       --------             --------
    Net Investment Portfolio  . . . . . . . . . . . . . . . . .          35,565               36,779
Marketable Securities - REMICs  . . . . . . . . . . . . . . . .           1,328                1,548
Short-Term Investments:
  Vanguard Money Market Reserves - Prime Portfolio
  (913,877 and 1,293,264 shares, respectively)  . . . . . . . .             914                1,293
  Temporary Cash Investments  . . . . . . . . . . . . . . . . .           6,995                5,000
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . .           1,295                1,519
                                                                       --------             --------

TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . .        $ 46,097             $ 46,139
                                                                       ========             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans (including current portion of $99 and $92,
  respectively)   . . . . . . . . . . . . . . . . . . . . . . .        $ 17,189             $ 17,258
Deferred Revenue -- Mountain View . . . . . . . . . . . . . . .           1,849                1,820
Due to Affiliates . . . . . . . . . . . . . . . . . . . . . . .              87                  138
Dividend Payable  . . . . . . . . . . . . . . . . . . . . . . .             482                  --
Other Liabilities . . . . . . . . . . . . . . . . . . . . . . .             626                1,136
                                                                       --------             --------

TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . . .          20,233               20,352
                                                                       --------             --------

Shares of Beneficial Interest, without par value, unlimited shares
  authorized  . . . . . . . . . . . . . . . . . . . . . . . . .          40,849               40,849
Accumulated Taxable Distributions in Excess of Net Income . . .         (14,985)             (15,062)
                                                                       -------              --------

TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . .          25,864               25,787
                                                                       --------             --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . .        $ 46,097             $ 46,139
                                                                       ========             ========

*Certain prior year amounts have been reclassified to conform to current year presentation.

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                        Three Months Ended September 30,
                                                                            1995               1994
                                                                            (000)              (000)
                                                                          ---------          ---------
REAL ESTATE INCOME
Rental Income   . . . . . . . . . . . . . . . . . . . . . . . .              $1,008             $1,568
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . .                 329                223
                                                                          ---------          ---------
                                                                              1,337              1,791
                                                                          ---------          ---------
REAL ESTATE EXPENSES
Mortgage Interest Expense   . . . . . . . . . . . . . . . . . .                 232                343
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . . .                 135                190
Property Operating Expenses   . . . . . . . . . . . . . . . . .                 250                474
Depreciation and Amortization   . . . . . . . . . . . . . . . .                 --                 310
Provision for Possible Losses   . . . . . . . . . . . . . . . .                 140              1,250
                                                                          ---------          ---------
                                                                                757              2,567
                                                                          ---------          ---------
INCOME (LOSS) FROM REAL ESTATE  . . . . . . . . . . . . . . . .                 580               (776)
INVESTMENT INCOME FROM SHORT-TERM
     INVESTMENTS    . . . . . . . . . . . . . . . . . . . . . .                 109                101
                                                                          ---------          ---------
                                                                                689               (675)
                                                                          ---------          ---------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee   . . . . . . . . . . . . . . . . . . .                  65                 63
Administrative Fee  . . . . . . . . . . . . . . . . . . . . . .                  40                 51
Other Administrative Expenses   . . . . . . . . . . . . . . . .                  82                 73
                                                                          ---------          ---------
                                                                                187                187
                                                                          ---------          ---------
INCOME (LOSS) BEFORE NET GAIN ON SALE
     OF INVESTMENT    . . . . . . . . . . . . . . . . . . . . .                 502               (862)
Net Gain on Sale of Investment  . . . . . . . . . . . . . . . .                  --              2,211
                                                                          ---------          ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .              $  502             $1,349
                                                                          =========          =========
Weighted Average Number of Shares Outstanding   . . . . . . . .           6,432,626          6,432,626
                                                                          =========          =========
Net Income Per Share:
     Income (Loss) Before Net Gain on Sale of Investment  . . .                $.08              $(.13)
     Net Gain on Sale of Investment   . . . . . . . . . . . . .                  --                .34
                                                                          ---------          ---------
Net Income Per Share  . . . . . . . . . . . . . . . . . . . . .                $.08              $ .21
                                                                          =========          =========

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                         1995               1994
                                                                         (000)               (000)
                                                                       ---------           ---------
REAL ESTATE INCOME
Rental Income   . . . . . . . . . . . . . . . . . . . . . . . .           $3,598              $5,158
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . .              750                 674
                                                                       ---------           ---------
                                                                           4,348               5,832
                                                                       ---------           ---------
REAL ESTATE EXPENSES
Mortgage Interest Expense   . . . . . . . . . . . . . . . . . .              913               1,027
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . . .              474                 594
Property Operating Expenses   . . . . . . . . . . . . . . . . .              799               1,303
Depreciation and Amortization   . . . . . . . . . . . . . . . .              458                 983
Provision for Possible Losses   . . . . . . . . . . . . . . . .              140               1,250
                                                                       ---------           ---------
                                                                           2,784               5,157
                                                                       ---------           ---------
INCOME FROM REAL ESTATE   . . . . . . . . . . . . . . . . . . .            1,564                 675
INVESTMENT INCOME FROM SHORT-TERM
     INVESTMENTS    . . . . . . . . . . . . . . . . . . . . . .              303                 157
                                                                       ---------           ---------
                                                                           1,867                 832
                                                                       ---------           ---------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee   . . . . . . . . . . . . . . . . . . .              171                 227
Administrative Fee  . . . . . . . . . . . . . . . . . . . . . .              134                 181
Other Administrative Expenses   . . . . . . . . . . . . . . . .              223                 231
                                                                       ---------           ---------
                                                                             528                 639
                                                                       ---------           ---------
INCOME BEFORE NET GAIN ON SALE
     OF INVESTMENT    . . . . . . . . . . . . . . . . . . . . .            1,339                 193
Net Gain on Sale of Investment  . . . . . . . . . . . . . . . .              185               2,211
                                                                       ---------           ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .           $1,524              $2,404
                                                                       =========           =========
Weighted Average Number of Shares Outstanding   . . . . . . . .        6,432,626           6,432,626
                                                                       =========           =========
Net Income Per Share:
     Income Before Net Gain on Sale of Investment   . . . . . .             $.21                $.03
     Net Gain on Sale of Investment   . . . . . . . . . . . . .              .03                 .34
                                                                       ---------           ---------
Net Income Per Share  . . . . . . . . . . . . . . . . . . . . .             $.24                $.37
                                                                       =========           =========

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                       Three Months Ended September 30,
                                                                           1995                  1994
                                                                           (000)                 (000)
                                                                           ------               -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .            $  502               $ 1,349
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . . .               --                    310
    Provision for Possible Losses   . . . . . . . . . . . . . .               140                 1,250
    Valuation Allowance on Marketable Securities  . . . . . . .               --                     16
    Distributions from Joint Venture -- Operating   . . . . . .                19                     9
    Net Gain on Sale of Investment  . . . . . . . . . . . . . .               --                 (2,211)
    Changes in Other Assets and Liabilities   . . . . . . . . .              (197)                  113
                                                                           ------               -------
      Net Cash Provided by Operating Activities   . . . . . . .               464                   836
                                                                           ------               -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
    Building Improvements   . . . . . . . . . . . . . . . . . .               (88)                  (17)
    Sale of Investment -- Shadow Brook  . . . . . . . . . . . .               --                 15,325
Principal Repayments on Marketable Securities -- REMICs . . . .                87                    46
                                                                           ------               -------
    Net Cash (Used In) Provided by Investing Activities   . . .                (1)               15,354
                                                                           ------               -------
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments . . . . . . . . . . . . . . . . . .               (23)                  (21)
Distributions Paid  . . . . . . . . . . . . . . . . . . . . . .              (482)                 (965)
                                                                           ------               -------
  Net Cash Used In Financing Activities   . . . . . . . . . . .              (505)                 (986)
                                                                           ------               -------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS    . . . . . . . . . . . . . . . . . . . .               (42)               15,204
CASH AND CASH EQUIVALENTS -- Beginning of Period  . . . . . . .             7,951                 2,179
                                                                           ------               -------
CASH AND CASH EQUIVALENTS -- End of Period  . . . . . . . . . .            $7,909               $17,383
                                                                           ======               =======

The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                          Nine Months Ended September 30,
                                                                             1995                 1994
                                                                             (000)               (000)
                                                                            -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .             $ 1,524             $ 2,404
Adjustments to Reconcile Net Income to Net Cash Provided by
  Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . . .                 458                 983
    Provision for Possible Losses   . . . . . . . . . . . . . .                 140               1,250
    Valuation Allowance on Marketable Securities  . . . . . . .                 --                   16
    Distributions from Joint Venture -- Operating   . . . . . .                  29                  33
    Net Gain on Sale of Investment  . . . . . . . . . . . . . .                (185)             (2,211)
    Changes in Other Assets and Liabilities   . . . . . . . . .                (281)                281
                                                                            -------             -------
  Net Cash Provided by Operating Activities   . . . . . . . . .               1,685               2,756
                                                                            -------             -------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Distribution from Joint Venture -- Net Capital Proceeds   . .                 --                  931
  Building Improvements   . . . . . . . . . . . . . . . . . . .                (403)               (671)
  Investment Acquisition Fees and Costs   . . . . . . . . . . .                 --                  (41)
  Proceeds from Sale of Investment -- Shadow Brook    . . . . .                 --               15,325
  Proceeds from Sale of Investment -- Raleigh   . . . . . . . .               1,153                 --
Principal Repayments on Marketable Securities -- REMICs . . . .                 215                  97
Marketable Securities Acquired  . . . . . . . . . . . . . . . .                  --              (1,749)
                                                                            -------             -------
  Net Cash Provided By Activities   . . . . . . . . . . . . . .                 965              13,892
                                                                            -------             -------
CASH FLOWS FROM FINANCING ACTIVITIES
Mortgage Principal Payments . . . . . . . . . . . . . . . . . .                 (69)                (70)
Distributions Paid  . . . . . . . . . . . . . . . . . . . . . .                (965)             (1,931)
                                                                            -------             -------
  Net Cash Used In Financing Activities   . . . . . . . . . . .              (1,034)             (2,001)
                                                                            -------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . .               1,616              14,647
CASH AND CASH EQUIVALENTS -- Beginning of Period  . . . . . . .               6,293               2,736
                                                                            -------             -------
CASH AND CASH EQUIVALENTS -- End of Period  . . . . . . . . . .             $ 7,909             $17,383
                                                                            =======             =======

The accompanying notes are an integral part of these statements.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)

                                              Shares of           Accumulated Distributions
                                         Beneficial Interest            In Excess of               Total Shareholders'
                                                        Amount          Net Income                        Equity
                                        Number           (000)             (000)                           (000)
                                       ---------        -------   -------------------------        -------------------
Balance: January 1, 1995  . . .        6,432,626        $40,849           $(15,062)                       $25,787
Net Income for the Period . . .                                              1,524                          1,524
Distributions . . . . . . . . .                                             (1,447)                        (1,447)
                                       ---------        -------           --------                        -------
Balance: September 30, 1995 . .        6,432,626        $40,849           $(14,985)                       $25,864
                                       =========        =======           ========                        =======

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1994. The results of operations for the three and nine months ended September 30, 1995, are not necessarily indicative of the results for the entire year ending December 31, 1995.

2. During January 1992, the borrower under the Fund's mortgage loan investment in the Sequoia Commerce Center discontinued making its monthly interest payment to the Fund and subsequently filed for protection under Chapter 11 of the Bankruptcy Code. On March 12, 1993, the Fund obtained title to the Sequoia Commerce Center in Torrance, California, and assumed a first mortgage loan, secured by the Sequoia property, pursuant to a reorganization plan approved by the Bankruptcy Court. At that time, this investment was written down to its then-estimated fair value and reclassified as a direct ownership investment. The assumed mortgage loan aggregated $11,845,000, including penalties and accrued but unpaid interest, at March 12, 1993. Under terms of the approved bankruptcy plan, the Fund was required to reduce the outstanding balance of the loan to $11,050,000 by making a payment to the lender. Such payment was made in December 1993. During 1994, in consideration of several factors resulting from difficult conditions in the market in which Sequoia is located, including (i) a decline in the property's estimated appraised value to an amount that approximates the nonrecourse loan balance and
(ii) the uncertainty about whether future cash flows will be sufficient to cover prospective debt service, the Fund's management further wrote down the carrying value of this investment to its then-estimated net realizable value.
         The mortgage lender appealed the Bankruptcy Court's decision which granted title of Sequoia to the Fund and modified certain terms of the first mortgage loan. Such appeal has not been decided upon by the Bankruptcy Court. On August 17, 1995, the Fund entered into an agreement with the mortgage lender to sell Sequoia for a contract price of $12,700,000. Under the terms of the agreement, the mortgage lender and the Fund have jointly proposed an amended reorganization plan to the Bankruptcy Court which contemplates the sale of Sequoia from the Fund to the mortgage lender and dismissal of the bankruptcy case, including the mortgage lender's appeal. Closing is contingent on confirmation of the amended reorganization plan by the Bankruptcy Court. The agreement provides, regardless of whether closing occurs, that the mortgage lender as buyer assumes all the risks and rewards of property operations and that the Fund has no further obligation with respect to the mortgage loan as of the date of the agreement.

Effective October 31, 1995, the amended reorganization plan was confirmed. Subject to the expiration of an appeal period, Fund management expects the sale of Sequoia to close, at which time the Fund expects to receive approximately $1,000,000 in net proceeds, during November 1995.

3. Upon repayment of the Fund's Bayside junior mortgage loan investment, the Fund is entitled to receive an amount equal to the greater of (i) an amount sufficient to generate a 12.4% internal rate of return (as defined in the loan documents) on the junior loan or (ii) 50% of Bayside's fair market value in excess of $9 million. The borrower is currently paying all interest due on the loan; however, in anticipation of the Fund exercising a call option early in 1995, at December 31, 1994, Fund management, based on (i) an evaluation of the borrower's remaining equity in the Bayside property securing the mortgage loan and (ii) the economic prospects of the borrower and Bayside property over its expected remaining holding period, reduced the loan's carrying value (remaining loan balance plus a deferred interest receivable pursuant to the shared-appreciation feature of the mortgage) to the estimated fair value of the collateral less estimated selling costs. Subsequently, on April 13, 1995, the Fund exercised its call right on the loan and, therefore, the entire balance of the loan became due and payable on October 13, 1995.
         The Fund and the borrower are currently discussing options to satisfy the loan balance, including possible discounted payoff of the loan by the borrower or transfer of title of the property to the Fund. Based on such discussions between the Fund and the borrower, during the third quarter the Fund recorded a further provision for possible losses of $140,000 to write down the carrying value of the Bayside mortgage loan receivable to its estimated net realizable value.

4. The Fund holds a Limited Partnership interest in Plymouth Street, L.P. (the "Partnership"), which investment is accounted for under the equity method. The Partnership owns an office property located in Mountain View, California ("Mountain View"). On December 30, 1992, the Partnership entered into a Loan Agreement and Option and Put Agreement with an unrelated party. The Loan Agreement provides for scheduled advances totaling $17.5 million over five years, such advances secured by a nonrecourse mortgage on the property bearing interest at 10% per annum. The net proceeds of such advances are to be immediately distributed to the Partners under the terms of the Partnership Agreement. Prior to these agreements, there was no debt outstanding on the property. The Fund received net cash proceeds of $8,756,000 and $4,612,000 from scheduled advances on December 31, 1992, and January 5, 1993, respectively, which in the aggregate exceeded the carrying value of the investment. The Fund also received a distribution of net cash proceeds of $931,000 on January 5, 1994, and expects to receive an additional distribution of $75,000 from the advance scheduled for July 1, 1997. A deferred credit representing the excess of distributions received over the Fund's carrying value is reflected in the balance sheets as Deferred Revenue -- Mountain View. The remaining proceeds are to be distributed to the general partner in accordance with the scheduled advances under the Loan Agreement and terms of the Partnership Agreement.
         Under the terms of the Option and Put Agreement, the lender has the exclusive right to purchase the property and the Partnership has the right to require the lender to purchase the property, during designated periods between January 1, 1995, and February 28, 1998, for $19,000,000. Upon exercise of the option or put, the Fund will receive 50% of the proceeds in excess of the aggregate advances yet to be received under the Loan Agreement. The Partnership also has the right to repurchase the lender's purchase option, if not yet exercised, for an amount of at least $3,000,000 between July 1, 1996, and December 31, 1996.

                        NOTES TO FINANCIAL STATEMENTS
                                 (Unaudited)

5. On June 16, 1995, the Fund sold the Raleigh Office Building for a contract price of $1,235,000. In connection with the sale, and in accordance with the terms of the Fund's amended advisory agreement, the Fund incurred a disposition fee of $17,000, payable to its Adviser. The Fund also, at closing, paid brokerage commissions of $62,000.

6. The Fund has been advised by Aldrich, Eastman & Waltch, Inc., its real estate investment adviser, that soil samples recently extracted from the site of the Fund's Arapahoe Village (Arapahoe) investment in Boulder, Colorado have revealed the presence of soil and groundwater contaminants. These contaminants emanate from prior uses at the site, and the samples indicate contamination at levels in excess of regulatory maximums. The soil samples were taken as part of an environmental assessment undertaken at the request of a contract purchaser in connection with a possible sale of Arapahoe. The Fund has commissioned additional testing of the site to determine the source and extent of the contamination, and the Fund expects that the State of Colorado will prescribe and approve an appropriate monitoring and/or remediation plan based on the results of that testing.
         As a matter of accounting policy, the Fund accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Estimated accruals for such losses are generally recognized no later than the completion of a remediation feasibility assessment and are adjusted as further information develops or circumstances change. The Fund at the present time cannot assess the ultimate impact, if any, of the contamination and any required monitoring and/or remediation on Arapahoe's estimated net realizable value or on the Fund's financial position or results of operations, since the extent of environmental impact, monitoring and/or remediation alternatives and the concurrence of regulatory authorities have not yet advanced to a stage where a reasonable estimate of any loss that would be material to the Fund can be made. A reasonable estimate is expected to be possible upon conclusion of the additional site testing sometime in early 1996.

7. The Fund is a finite-life real estate investment trust. In accordance with the Fund's Declaration of Trust, the Fund: (i) is precluded from making any additional real estate investments after December 31, 1994; (ii) must distribute to shareholders proceeds from sales of real estate investments received after December 31, 1994; and (iii) intends to complete liquidation of real estate investments between 1995 and 2000. The Fund's Adviser and management are continuing to evaluate various alternatives with respect to the remaining holding period for each of the Fund's real estate investments. However, the Adviser is currently either marketing for sale or preparing to market for sale such investments. Accordingly, as of June 30, 1995, the Fund's management considers all of its remaining investments to be held for sale. If considered to be held for sale, the carrying value of such an investment cannot exceed its estimated net realizable value, defined as estimated fair market value less selling costs. No provision for losses to reduce the carrying value of the Fund's held-for-sale assets was required in the quarter ended June 30, 1995. After June 30, 1995, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized. Prior to considering its assets as "held for sale," depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments.

8. The following is a summary of the net assets and liabilities, and results of operations of the Bayside Business Center, the property underlying the Bayside mortgage loan investment, in which the Fund has invested greater than 10% of its net offering proceeds:


BAYSIDE BUSINESS CENTER

                                                                            (In Thousands)  (In Thousands)
                                                                             NINE MONTHS    THREE MONTHS
BALANCE SHEET                   (In Thousands)   Statement of Operations        ENDED          ENDED
(Unaudited)                     JULY 31, 1995          (Unaudited)          JULY 31, 1995  JULY 31, 1995
                                -------------    -----------------------    -------------  -------------
ASSETS                                           REVENUE
    Property and Equipment         $ 3,909           Rental Income               $ 773          $275
                                                                                 -----          ----
    Other Assets                       192
                                   -------
                                     4,101
                                   -------
LIABILITIES                                      EXPENSES
    Mortgage Payable                 7,600           Mortgage Interest             650           217
    Other Liabilities                  744           Operating                     185            66
                                   -------
                                     8,344           Depreciation                  166            56
                                   -------                                       -----          ----
                                                                                 1,001           339
                                                                                 -----          ----
NET LIABILITIES                    $(4,243)      NET LOSS                        $(228)         $(64)
                                   =======                                       =====          ====


9. The following is a summary of the net assets and results of operations of Plymouth Street, L.P., of which the Fund is the limited partner. The Fund's original investment in Plymouth Street, L.P. is in excess of 20% of the Fund's net offering proceeds.

PLYMOUTH STREET, L.P. (A LIMITED PARTNERSHIP)

                                                                          (In Thousands)  (In Thousands)
                                                                            NINE MONTHS     THREE MONTHS
BALANCE SHEET                  (In Thousands)    STATEMENT OF OPERATIONS       ENDED           ENDED
(Unaudited)                    SEPT. 30, 1995         (Unaudited)          SEPT. 30, 1995  SEPT. 30, 1995
                               --------------    -----------------------   --------------  --------------
ASSETS                                           REVENUE
   Mountain View Place:
    Property and Equipment         $12,554           Rental Income              $1,485         $ 494
                                                                                ------         -----
    Other Assets                       911
                                   -------
                                    13,465
                                   -------
LIABILITIES                                      EXPENSES
    Mortgage Payable                16,000           Mortgage Interest           1,172           403
    Other Liabilities                  466           Operating                     309           107
                                   -------
                                    16,466           Depreciation                  438           146
                                   -------                                      ------         -----
                                                                                 1,919           656
                                                                                ------         -----
NET LIABILITIES                    $(3,001)      NET LOSS                       $ (434)        $(162)
                                   =======                                      ======         =====

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS

Vanguard Real Estate Fund II, A Sales-Commission-Free Income Properties Fund (the "Fund"), is a Massachusetts business trust that intends to continue to qualify as a real estate investment trust under the Internal Revenue Code. The Fund has invested, through direct ownership or shared appreciation mortgages, in three income-producing commercial properties, including two industrial properties, and one shopping center. Geographically, two of the Fund's investments are located in the West, and one property is located in the East. The Fund also holds a limited partnership interest in a limited partnership that owns an income-producing property located in the West. The Fund is a finite-life real estate investment trust. In accordance with the Fund's Declaration of Trust, the Fund: (i) is precluded from making any additional real estate investments after December 31, 1994; (ii) must distribute to shareholders proceeds from sales of real estate investments received after December 31, 1994; and (iii) intends to complete liquidation of real estate investments between 1995 and 2000. The Fund's Adviser and management are continuing to evaluate various alternatives with respect to the remaining holding period for each of the Fund's real estate investments. However, the Adviser is currently either marketing for sale or preparing to market for sale such investments. Accordingly, as of June 30, 1995, the Fund's management considers all of its remaining investments to be assets held for sale. If considered to be held for sale, the carrying value of an investment cannot exceed its estimated net realizable value, defined as estimated fair market value less selling costs. No provision for losses to reduce the carrying value of the Fund's held for sale assets was required in the quarter ended June 30, 1995.

The Fund has been advised by Aldrich, Eastman and Waltch, Inc., its real estate investment adviser ("AEW"), that soil samples recently extracted from the site of the Fund's Arapahoe Village (Boulder, Colorado) investment have revealed the presence of constituents of gasoline and dry-cleaning fluid in the soil and
groundwater.   These substances emanate from prior uses at the site, and the samples indicate contamination at levels in excess of regulatory maximums. The soil samples were taken as part of an environmental assessment undertaken at the request of a contract purchaser in connection with a possible sale of the Arapahoe Village investment. AEW has engaged attorneys and environmental consultants to further assess the issue, and appropriate State of Colorado environmental officials have been notified of the contamination as required by law. The Fund has commissioned additional testing of the site to determine the source and extent of the contamination, and the Fund expects that the State of Colorado will prescribe and approve an appropriate monitoring and/or remediation plan based on the results of that testing. AEW has advised the Fund that it may be eligible for reimbursement from a state-sponsored fund of a portion of clean-up costs relating to the petroleum-related contamination, if required. The Fund at the present time cannot assess the ultimate impact, if any, of the contamination and any required monitoring and/or remediation on the Fund's financial position or results of operations. See Note 6 to the accompanying financial statements.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1995 VS. NINE MONTHS ENDED SEPTEMBER 30, 1994

The Fund had net income of $1,524,000, or $.24 per share, for the nine months ended September 30, 1995, as compared to net income of $2,404,000, or $.37 per share, for the same period of 1994. Included in net income in 1995 is a $185,000 gain realized on the sale of the Raleigh Office Building in the second quarter of 1995. Excluding the gain on the Raleigh Building in 1995, and excluding the gain on Shadow Brook Apartments that was recorded in the third quarter of 1994, net income increased $1,146,000 for the nine-month period ended September 30, 1995 as compared to the same period in 1994. This increase, as more fully described below, reflects (i) decreases in the provision for possible losses, depreciation and amortization expenses, mortgage interest expense and administrative expenses; and (ii) an increase in investment income, partially offset by a decrease in net rental income, in each case as compared to such items in the nine-month period ended September 30, 1994.

Net rental income (rental income less real estate taxes and property operating expenses) decreased by $936,000, or 29%, from $3,261,000 for the nine-month period ended September 30, 1994 to $2,325,000 for the nine-month period ended September 30, 1995. This decrease in net rental income was primarily due to:
(i) the sale of Shadow Brook Apartments on August 16, 1994, which provided the Fund with net rental income during the nine months ended September 30, 1994 of $727,000, and (ii) a decrease in net rental income in 1995 of $297,000 from the Sequoia Commerce Center. The decrease in net rental income at Sequoia primarily resulted from continuing difficult conditions - principally low demand for industrial space, declining market rents, keen competition for tenants and declining occupancy level - in the market where Sequoia is located. Offsetting this decrease was an increase in net rental income of $133,000 generated by the Arapahoe Village shopping center, primarily due to increases in rental rates and lower property operating expenses for the nine months ended September 30, 1995 as compared to the same period in 1994.

On August 17, 1995, the Fund entered into an agreement with the mortgage lender to sell Sequoia Commerce Center for a contract price of $12,700,000. The Fund had obtained title to this former junior mortgage loan investment, and assumed a first mortgage loan, in 1993 pursuant to a bankruptcy reorganization plan approved by the Bankruptcy Court. The first mortgage lender appealed the Bankruptcy Court's decision which granted title to Sequoia to the Fund and modified certain terms of the first mortgage loan. Under the terms of the sales agreement, the mortgage lender and the Fund have jointly proposed an amended reorganization plan to the Bankruptcy Court which contemplates the sale of Sequoia from the Fund to the mortgage lender and dismissal of the bankruptcy case, including the mortgage lender's appeal. Closing is contingent on confirmation of the amended reorganization plan by the Bankruptcy Court. The agreement provides, regardless of whether closing occurs, that the mortgage lender as buyer assumes all the risks and rewards of property operations and that the Fund has no further obligation with respect to the mortgage loan as of the date of the agreement. Effective October 31, 1995, the amended reorganization plan was confirmed. Subject to the expiration of an appeal period, Fund management expects the sale of Sequoia to close, at which time the Fund expects to receive approximately $1,000,000 in net proceeds, during November 1995.

Upon repayment of the Fund's Bayside junior mortgage loan investment, the Fund is entitled to receive an amount equal to the greater of (i) an amount sufficient to generate a 12.4% internal rate of return (as defined in the loan documents) on the junior loan or (ii) 50% of Bayside's fair market value in excess of $9 million. The borrower is currently paying all interest due on the loan; however, in anticipation of the Fund exercising a call option early in 1995 with respect to the Fund's Bayside Business Center mortgage loan investment, at December 31, 1994, Fund management, based on (i) an evaluation of the borrower's remaining equity in the Bayside property securing the mortgage loan and (ii) the economic prospects of the borrower and Bayside property over its expected remaining holding period, reduced the loan's carrying value (remaining loan balance plus a deferred interest receivable pursuant to the shared-appreciation feature of the mortgage) to the estimated fair value of the collateral less estimated selling costs. Subsequently, on April 13, 1995, the Fund exercised its call right on the Bayside loan and, therefore, the entire balance of the loan became due and payable on October 13, 1995. The Fund and the borrower are currently discussing options to satisfy the loan balance, including possible discounted payoff of the loan by the borrower or transfer of title of the property to the Fund. Based on such discussions between the Fund and the borrower, during the third quarter the Fund recorded a further provision for possible losses of $140,000 to write down the carrying value of the Bayside mortgage loan receivable to its estimated net realizable value.

At September 30, 1995 and September 30, 1994, the overall occupancy rate of the Fund's remaining two direct real estate investments was 100% and 88%, respectively. The overall occupancy of the Bayside Business Center was 100% at both September 30, 1995 and 1994. Leases for 10% of the rentable space of the properties directly owned by the Fund are scheduled to expire during the remainder of 1995. None of the rentable space at the property underlying the Bayside mortgage investment is scheduled to expire during the remainder of 1995. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there can be no assurance that the Fund will be able to maintain its current occupancy and level of rental income.

Investment income from short-term investments increased by $146,000, or 93%, from $157,000 for the nine months ended September 30, 1994 to $303,000 for the same period of 1995. Investment income increased in the 1995 period primarily as a result of an increase in the average short-term investment balance, as compared to such balance in the same period of 1994, and an increase in prevailing short-term interest rates in 1995 as compared to 1994.

Mortgage interest expense decreased by $114,000, or 11%, from $1,027,000 for the nine months ended September 30, 1994, to $913,000 for the comparable period of 1995. This decrease was primarily due to the August 17, 1995 agreement reached with the lender holding the mortgage loan secured by Sequoia, as more fully described above.

Administrative expenses decreased by $111,000, or 17%, from $639,000 for the nine-month period ended September 30, 1994 to $528,000 for the comparable period in 1995. This decrease was primarily due to lower advisory and administrative fees payable in the 1995 period, which fees are based on average invested real estate assets. The Fund's average assets invested in real estate decreased as a result of the Shadow Brook and Penn Warner sales in the latter half of 1994, and the sale of the Raleigh Office Building in June of 1995. In addition, the Adviser agreed to waive fees, which would have otherwise been payable under the terms of its agreement with the Fund, in the amount of $35,000 for the nine months ended September 30, 1995.

Depreciation and amortization expense decreased by $525,000, or 53%, from $983,000 for the nine months ended September 30, 1994 to $458,000 for the same period of 1995. This decrease was primarily due to (i) the sale of the Shadow Brook Apartment investment and the Penn Warner Buildings in the latter half of 1994 and (ii) as described above, as of June 30, 1995, the Fund has classified its assets as "held for sale" and accordingly, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs has been recognized since that date. Prior to classifying its assets as "held for sale", depreciation on real estate owned was computed using the straight-line method over 40 years for buildings, and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments.

On September 12, 1995, the Fund declared a third quarter distribution of $.075 per share, payable on October 31, 1995, to shareholders of record as of September 29, 1995.

THREE MONTHS ENDED SEPTEMBER 30, 1995 VS. THREE MONTHS ENDED SEPTEMBER 30, 1994

The Fund had net income of $502,000, or $.08, per share for the three months ended September 30, 1995, as compared to net income of $1,349,000, or $.21 per share, for the same period of 1994. Included in net income in the 1994 period is a $2,211,000 gain on the sale of the Shadow Brook Apartment Complex recorded in the third quarter of 1994. Excluding the Shadow Brook gain, net income increased $1,364,000 for the three-month period ended September 30, 1995 as compared to net income for the same period in 1994. This increase, as more fully described below, is due to (i) an increase in mortgage interest income,
(ii) a $140,000 charge to the provision for possible losses to write down the carrying value of the Bayside mortgage loan receivable to its estimated net realizable value recorded in the third quarter of 1995, as compared to a $1,250,000 provision for possible losses recorded in 1994; and (iii) decreases in depreciation and amortization expense and mortgage interest expense, partially offset by a decrease in net rental income, in each case as compared to such items in the three-month period ending September 30, 1994.

Net rental income decreased by $281,000, or 31%, from $904,000 for the three-month period ended September 30, 1994 to $623,000 for the three-month period ended September 30, 1995. This decrease was primarily due to (i) the sale of Shadow Brook Apartments, which provided the Fund with net rental income of $117,000 for the three months ended September 30, 1994, and (ii) a decrease in net rental income in the 1995 period of $147,000 from the Sequoia Commerce Center, as a result of the August 17, 1995 sales agreement whereby, as more fully described above, the Fund ceased recording operating income and expenses related to Sequoia.

Mortgage interest income increased by $106,000, or 48%, from $223,000 for the three months ended September 30, 1994 to $329,000 for the same period of 1995, primarily as a result of participating interest income earned by the Fund pursuant to the shared-appreciation feature on the Fund's Bayside junior mortgage loan investment. The terms of the mortgage loan agreement are more fully described in Note 3 of the accompanying financial statements.

Mortgage interest expense decreased by $111,000, or 32%, from $343,000 for the three months ended September 30, 1994, to $232,000 for the comparable period of 1995. This decrease was primarily due to the August 17, 1995 agreement reached with the lender holding the mortgage loan secured by Sequoia, as more fully described above.

As described above in the comparison of results for the nine months ended September 30, 1995 vs. September 30, 1994, the Fund considers its assets to be held for sale as of June 30, 1995. Accordingly, no depreciation or amortization expense was recorded in the three months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 1995, the Fund generated funds from operations (defined as net income before gains or losses plus depreciation and amortization, provision for possible losses, and operating distributions from joint ventures) in the amount of $1,966,000, or $.30 per share, which exceeded by $519,000 the amount of distributions to shareholders ($.225 per share) paid and accrued during the period. During the nine months ended September 30, 1994 and during each quarter over the life of the Fund through December 31, 1994, the Fund had declared and paid quarterly distributions in an amount not less than $.15 per share, or not less than $.60 per share per year.

As a result of the 1994 property sales, and the subsequent year-end 1994 return of capital distribution representing the majority of the proceeds from such sales, the book value of the Fund's shares, and the amount of future income the Fund may be expected to generate, has been significantly reduced. The Trustees presently intend to declare and pay quarterly cash distributions through the balance of the year ending December 31, 1995 in the amount of $.075 per share ($.30 per share annually), though there can be no assurance that the Fund will generate Funds from operations sufficient to maintain such distributions in such amounts. Future quarterly distributions to shareholders (excluding any amounts distributed from net proceeds from property sales) will be largely dependent upon the amount of funds from operations generated during the remaining holding period of the Fund's direct real estate investments and its interest in the limited partnership and interest income received on short-term investments and mortgage loans. The Fund's Adviser and management are continuing to evaluate various alternatives with respect to the remaining holding period for each of the Fund's real estate investments. However, the Adviser is currently either marketing for sale or preparing to market for sale such investments. Accordingly, income from real estate can be expected to continue to decline during the Fund's originally contemplated liquidation phase as its remaining properties are sold. In addition, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes could have an adverse impact upon the Fund's ability to generate funds from operations and to make distributions to shareholders.

As a matter of policy, the Fund seeks to maintain working capital reserves in an amount not less than $1,340,000, which amount constitutes 2% of the gross proceeds of the Fund's initial offering. Working capital reserves are defined as cash and cash equivalents, including the Fund's investment in marketable securities, and other assets expected to be realized over the next year, less liabilities expected to be paid over the next year. Working capital reserves at September 30, 1995 aggregated approximately $9.0 million, representing approximately 13.6% of the initial public offering proceeds, compared to working capital reserves of $8.6 million at December 31, 1994, which represented 12.9% of the Fund's initial offering proceeds.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 300,000 of the Fund's outstanding shares. As of September 30, 1995, an aggregate of 233,200 shares have been repurchased at an aggregate cost of $1,586,000. No shares have been repurchased since October 1993 and the Fund's management does not expect the Fund to repurchase additional shares.

The Fund intends to continue to qualify as a real estate investment trust under the Internal Revenue Code and distribute all of its taxable income. The Fund considers its liquidity, as well as its ability to generate cash, as adequate to meet its foreseeable operating, capital improvements and shareholder distribution requirements and to fund its share repurchase program.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

                 None

Item 2.  Changes in Securities.

                 None

Item 3.  Defaults Upon Senior Securities.

                 None

Item 4.  Submission of Matters to a Vote of Security Holders.

                 None

Item 5.  Other Information.

                 None

Item 6.  Exhibits and Reports on Form 8-K.

             (a) Exhibits

                 27.    Financial Data Schedule
                          A Financial Data Schedule for the nine months ended September 30, 1995, was submitted in electronic format only.

             (b) Reports on Form 8-K

                 The Fund filed no reports on Form 8-K during the third quarter ended September 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Vanguard Real Estate Fund II,
                 A Sales-Commission-Free Income Properties Fund



DATE  November 14, 1995                      /s/ John J. Brennan
      _________________                     ____________________________________
                                             John J. Brennan
                                                President


DATE  November 14, 1995                      /s/ Ralph K. Packard
      _________________                     ____________________________________
                                             Ralph K. Packard
                                                Vice President & Controller