Form 10-K405
period 1995-12-31
VANGUARD REAL ESTATE FUND II
filed 1996-04-01
CIK 823488

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

=============================================================================
                                   FORM 10-K

               Annual Report Pursuant To Section 13 or 15 (d) of
                      The Securities Exchange Act of 1934

For the Fiscal Year Ended                             Commission File Number
December 31, 1995                                                 0-17656

                          ===========================

VANGUARD REAL ESTATE FUND II, A Sales-Commission-Free Income Properties Fund
- ----------------------------
(Exact Name of Registrant as specified in its charter)

Massachusetts                                                    23-2482429
- -------------                                                    ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                          Identification No.)

Vanguard Financial Center, Malvern, PA                                19355
- --------------------------------------                                -----
(Address of principal executive offices)                         (Zip Code)

                                  610-669-1000
                                  ------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:   Shares of Beneficial Interest, no par value

                          ===========================

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days YES /X/ NO    .
                                             ---    ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

         The aggregate market value of the registrant's outstanding shares of beneficial interest held by non-affiliates on February 29, 1996 was $17,642,972 based upon the last sale price of the shares on February 29, 1996.

         As of February 29, 1996, 6,432,626 shares of beneficial interest were outstanding.

                          ===========================

                      DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders for fiscal year ended December 31, 1995           Part II (Items 6-8)

Portions of the definitive Proxy Statement, filed pursuant
to Regulation 14A, to be issued in connection with the Annual
Meeting of Shareholders to be held on April 24, 1996                            Part III (Items 10-13)

                                     INDEX

ITEM NO.                                                                             PAGE NO.
Cover Page..................................................................................-
Index.......................................................................................1

PART I

1.       Business...........................................................................2
2.       Properties.........................................................................4
3.       Legal Proceedings..................................................................8
4.       Submission of Matters to a Vote of Security Holders................................8

PART II

5.       Market for Registrant's Common Equity and Related

         Shareholder Matters................................................................8
6.       Selected Financial Data............................................................9
7.       Management's Discussion and Analysis of Financial

         Condition and Results of Operations................................................9
8.       Financial Statements and Supplementary Data........................................9

9.       Changes in and Disagreements with Accountants on

         Accounting and Financial Disclosure................................................9

PART III

10.      Directors and Executive Officers of the Registrant................................10
11.      Executive Compensation............................................................10
12.      Security Ownership of Certain Beneficial Owners

         and Management....................................................................10
13.      Certain Relationships and Related Transactions....................................10

PART IV

14.      Exhibits, Financial Statement Schedules and Reports

         on Form 8-K.......................................................................10
         Exhibit Index.....................................................................32
         Exhibits..........................................................................33

SIGNATURES.................................................................................31

                                     PART I

Item 1. Business

         Vanguard Real Estate Fund II, A Sales-Commission-Free Income Properties Fund (the "Fund"), was organized on September 24, 1987 as a Massachusetts business trust and is a qualified finite-life real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Fund has no employees. The Fund's Declaration of Trust precludes the Fund from reinvesting net proceeds from the sale or repayment of its real estate investments after December 31, 1994 and contemplates the liquidation of all the Fund's investments after a period of approximately seven to twelve years following the completion of its initial public offering, or between 1995 and 2000, respectively.

         On December 8, 1995, the Fund's Board of Trustees adopted a Plan of Liquidation and Termination (the "Liquidation Plan"). The Trustee's decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser (Aldrich, Eastman and Waltch, L.P.), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.

         The Fund is currently in the process of liquidating its real estate investments with the intention of distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At December 31, 1995, the Fund held investments in two income-producing properties, consisting of one industrial park and one shopping center. The Fund also holds a limited partnership interest in a limited partnership that owns an income producing office building. It is contemplated that the Fund will be completely liquidated and dissolved by December 12, 1997. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 12, 1997, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

        On April 13, 1995, the Fund exercised its call right on its Bayside Business Center mortgage loan investment ("Bayside") and the entire balance of the loan became due and payable on October 18, 1995. The Fund and the borrower reached agreement to satisfy in full the obligations due under the loan balance by means of a discounted payoff of $7,600,000. The Fund also agreed to provide the borrower 120 days to obtain financing to make the payoff in exchange for a commitment to transfer title to the Fund in lieu of foreclosure if the borrower could not make the discounted payoff. The borrower was unable to secure the necessary financing and, accordingly, the Fund took title to Bayside in late February 1996. The former borrower remained current on all interest payments due on the loan.

         On March 7, 1996, the Fund sold its Arapahoe Village Investment ("Arapahoe") in Boulder, Colorado for a gross contract price of $17,550,000. The Fund reported in November 1995 that it had then been recently advised by Aldrich, Eastman and Waltch, L.P. ("AEW") that soil and groundwater samples extracted from the site revealed the presence of constituents of gasoline and dry-cleaning fluid in the soil and groundwater. The samples were taken as part of an environmental assessment undertaken at the request of a contract purchaser in connection with a contemplated sale of the property. AEW subsequently engaged on the Fund's behalf attorneys and environmental consultants in an effort to further assess the scope and magnitude of the possible contamination. Pursuant to the terms of an amended sale agreement, the Fund completed the sale of Arapahoe to the same contract purchaser. The sale of Arapahoe generated a net gain to the Fund of approximately $4,100,000 over the investment's carrying cost, after payment by the Fund of applicable transaction costs, including a disposition fee payable to AEW in the amount of $250,000, Such gain will be recognized in the first quarter of 1996.

         Pending disposition of the Fund's real estate investments pursuant to the Liquidation Plan, the Fund's real estate investments will continue to be subject to competition from existing commercial, industrial, and residential properties and will be subject to competition from properties that are developed in the future. The REIT provisions of the Internal Revenue Code of 1986 ("the Code") impose certain financial, investment and operational restrictions that are not applicable to competing entities that are not REITs.

         Pursuant to the Liquidation Plan, in disposing of real estate investments, the Fund is in competition with other domestic institutional investors, including commercial banks and other financial institutions, insurance companies, pensions and other retirement funds, mortgage bankers, other real estate investment trusts, real estate brokers, developers and various types of foreign investors who may be seeking to dispose of real estate investments. The principal factors of competition for the disposition of the mortgage loan receivable include the base interest rate, contingent interest rate and the amount of loan relative to the value of the underlying property. In the case of leased properties which the Fund owns or which secure Fund investments, the marketability of the investments is also affected by how rental rates, lease terms, free rent concessions and tenant improvement allowances compare with those in local markets.

         At present, of the Fund's three remaining real estate investments at December 31, 1995, one has been sold (Arapahoe) and the Fund, through its Adviser, is actively marketing for sale or negotiating the disposition of the other two. Based on information provided by the Adviser, it is possible that both investments could be sold during 1996. However, there can be no assurance that such sales can be completed during 1996. Upon sale of these two remaining investments, the Fund's Trustees and management intend to complete the Fund's Liquidation Plan as soon as practicable thereafter. In addition to liquidating the Fund's assets, settling all of the Fund's liabilities, making a final distribution(s) to shareholders and dissolving the Fund, such activities are expected to include, but not necessarily be limited to, (i) delisting the Fund's shares from trading on the American Stock Exchange, (ii) deregistering the Fund's shares under the Securities Exchange Act of 1934, (iii) making provision for contingent liabilities of the Fund, if any, and (iv) obtaining any necessary insurance coverages.

         Pursuant to a Services Agreement dated January 19, 1988 (the "Services Agreement") between the Fund and The Vanguard Group, Inc. (the "Sponsor"), the Sponsor has been retained to provide administrative services for the Fund, including the maintenance of financial records, oversight of the performance of outside service providers and the preparation and distribution of communications to shareholders, etc., and to supervise its day-to-day business affairs. Pursuant to an Advisory Agreement dated December 23, 1986 (as amended, the "Advisory Agreement") between the Fund and Aldrich, Eastman & Waltch, Inc. (the "Adviser"), the Adviser has been retained to advise the Fund in connection with the evaluation, selection, management and disposition of its real estate investments. For additional information concerning the Sponsor, the Adviser, the Services Agreement and the Advisory Agreement, see Item 8, Financial Statements and Supplementary Data - Notes to Financial Statements, and Item 13, Certain Relationships and Related Transactions.

         The Fund has elected to be treated as a REIT under the Code. The Fund intends to operate in a manner that will continue to maintain its qualification as a REIT during its liquidation period.

         For additional information regarding the Fund's Liquidation Plan, investments, operations, and other significant events, see Item 2, Properties,
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8, Financial Statements and Supplementary Data.

         The following table sets forth the names and positions with the Fund of the executive officers of the Fund:

              NAME                       AGE                            POSITIONS
- ---------------------------------      --------       -----------------------------------------------
John C. Bogle                            66           Trustee and Chairman of the Board
John J. Brennan                          41           President
Ralph K. Packard                         51           Vice President and Controller
Richard F. Hyland                        58           Treasurer
Raymond J. Klapinsky                     57           Secretary

         All executive officers of the Fund also serve as executive officers of Vanguard Real Estate Fund I, A Sales-Commission-Free Income Properties Fund ("VREFI"). All executive officers of the Fund, with the exceptions of Mr. Packard, who was elected as an officer of the Fund in May 1988, and Mr. Klapinsky, who was elected as an officer of the Fund in May 1989, have served since the Fund's inception. Under the Fund's Declaration of Trust, the officers of the Fund serve at the pleasure of the Trustees. There are no family relationships between any Trustee or executive officer.

         Mr. Bogle is Chairman of The Vanguard Group, Inc. (the Sponsor of the
Fund) and each of the investment companies in The Vanguard Group. Mr. Bogle has served in such capacity during each of the past five years. Mr. Bogle also serves as a Director of The Mead Corporation and General Accident Insurance Companies.

         Mr. Brennan is President of The Vanguard Group, Inc. and has served in such capacity for each of the last five years. On January 31, 1996, Mr. Brennan assumed title of Chief Executive Officer of the Fund, The Vanguard Group, Inc. and each of the investment companies in The Vanguard Group. Mr. Brennan also serves as a Director (Trustee) of The Vanguard Group, Inc., and each of the investment companies in The Vanguard Group.

         Mr. Packard is Senior Vice President and Chief Financial Officer of The Vanguard Group, Inc. and has served in such capacity during each of the past five years.

         Mr. Hyland is, and has served for each of the past five years as, Treasurer of The Vanguard Group, Inc. and each of the investment companies in The Vanguard Group.

         Mr. Klapinsky is, and has served for each of the past five years as, Senior Vice President and Secretary of The Vanguard Group, Inc. and each of the investment companies in The Vanguard Group.

Item 2. Properties

As of December 31, 1995, the Fund held the following real estate investments:

                               EQUITY INVESTMENT

                          Nature of                                                               Initial
                          Title                                                  Total          Acquisition     Mortgage
                          to/Interest                            Date            Square            Cost           Debt
Property & Location       in Property     Description          Acquired         Footage            (000)          (000)
- -------------------       -----------     -----------          --------      --------------        -----          -----
Boulder, Colorado         Leveraged       Shopping Center         12-27-89    159,068             $13,116        $6,115
Arapahoe Village          Ownership                                                               =======        ======

     Information concerning the Arapahoe investment is included in Notes H and N to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XI to Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                 JOINT VENTURE

                                                                         Total                               Capital       Mortgage
                                                        Date            Square                             Contribution      Debt
Property and Location              Description        Acquired          Footage      Occupancy Rate          (000)**        (000)
- ----------------------             -----------        --------          -------      --------------          -------        -----
Mountain View, California
Mountain View Place, Plymouth
Street, L.P.                         Office            9-1-89           79,308            100%              ($1,856)       $16,000

 ** Net of capital proceed distributions of $8,756,000, $4,612,000, and $931,000 received in 1992-1994 as a result of scheduled advances under the refinancing of the underlying property on December 31, 1992.

 Information concerning the Mountain View investment, including the terms of the Plymouth Street, L.P. Partnership agreement, is included in Note 1 to the Plymouth Street L.P. Financial Statements, which are summarized in a footnote to the Fund's Financial Statements, and which are included in Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                              MORTGAGE INVESTMENTS




                                      Nature of Title                  Total   Square  Mortgage
                                      ---------------                  --------------  ----------
Property/Location    Description      to/Interest In   Date Acquired   Footage/Unit    Receivable  Funds Advanced  Mortgage Debt
- -----------------    -----------      --------------   -------------   ------------    ----------  --------------  -------------
                                                                                       (000)**
Bayside Business     Industrial Park  Fixed Rate and   6/30/89         73,042          $7,490      $7,600          $0
Center,San  Carlos,                   Shared
California                            Appreciation
                                      Mortgages

** At December 31, 1994, a provision for possible losses of $800,000 was recorded to write down Bayside's carrying value (remaining loan balance plus a deferred interest receivable pursuant to a shared-appreciation feature of the mortgage) to the estimated fair value of the collateral securing the mortgage loan less estimated selling costs.

           Information concerning the Bayside Investment is included in Note F to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XII to Item 14, Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            Set forth below is a summary of the general competitive conditions for those properties whose book value is ten percent or more of the Fund's total assets as of December 31, 1995, or whose gross revenues are ten percent or more of the aggregate gross revenues of the Fund for the year ended December 31, 1995.

Bayside Business Center

         Bayside Business Center is a mixed-use industrial project comprised of three single-story R&D and retail/service buildings located in San Carlos, California, part of the San Francisco metropolitan area. The San Francisco metropolitan area job growth for the 1994-1995 was just under 1%, an improvement over the previous year. Employment is expected to drop slightly over the next few years. Market vacancy rates have increased to 7% but rents are still expected to rise slightly. Market rents range from $.50-$1.25 per square foot per month. In 1996, rents may be expected to increase slightly over the course of the year. The property is currently achieving rents at $.95 per square foot per month on a triple net basis.

Arapahoe Village

         Arapahoe Village is a neighborhood shopping center located in Boulder, Colorado. Population in the area is expected to grow during the rest of the decade, averaging 2.4% growth per year. The Boulder retail market continues to be tight with a 3-5% vacancy range. With little competitive supply in the trade area and limited proposed construction due to the City of Boulder's growth policies, the outlook for future market rental rates is positive. Market rents range from $12.00-$18.00 per square foot annually.

         Occupancy Rates at December 31:

                       Bayside           Arapahoe
                       Bus. Ctr.         Village
                       ---------         -------
         1995          100%              99%
         1994          100%              100%
         1993          98%               99%
         1992          100%              93%
         1991          95%               97%


         Avg. Effective Rental/Sq.Ft./Year:

                       Bayside           Arapahoe
                       Bus. Ctr.         Village
                       ---------         --------
         1995          $11.77            $9.72
         1994          $12.26            $9.46
         1993          $13.19            $8.89
         1992          $12.56            $8.58
         1991          $12.51            $8.61

         Real Estate Tax/Fiscal Year:

                                         Bayside          Arapahoe
         Effective Rate Per              Bus. Ctr.        Village
         ------------------              ---------        --------
         $1000 of
         Assessed Value                  $11.40           $77.42
         Annual Taxes                    $71,211          $330,819


         Tenants Occupying 10% or more of rentable square footage:

                                                                                    Rental       Expiration   Renewal
Property                    Major Tenants         Sq.Ft.     Principal Business     Sq.Ft./Yr.   Date         Options
- --------                    -------------         ------     ------------------     ----------   ----         -------
Bayside Business Center     Benefits Consultants  31,380     Telemarketing Firm     $11.85       7/31/00      None
                            Benefits Consultants  33,740     Telemarketing Firm     $11.85       7/31/03      None
Arapahoe Village            Safeway               43,500     Supermarket            $6.28        11/29/01     6-5yr options
                            So-Fro Fabrics        17,258     Fabric Retailer        $6.04        10/31/02     None

                  Lease Expirations during the next ten years:


                                 By Square Foot

             Total Sq.Ft.
Property       Expiring     1996       1997      1998      1999       2000      2001       2002    2003      2004       2005+
- --------     ------------   ----       ----      ----      ----       ----      ----       ----    ----      ----      ------
Bayside
Business
Center           73,042     3,320      3,132       0       1,470     31,380         0         0    33,740       0          0

Arapahoe
Village         157,268    39,175     12,360   5,628      15,189        600    43,500    27,205    13,611       0          0


                                By Annual Rental

                    Total
   Property      Expirations     1996        1997        1998     1999        2000        2001       2002    2003     2004    2005+
   --------      -----------     ----        ----        ----     ----        ----        ----       ----    ----     ----    -----
   Bayside
   Bus. Ctr.
    # of
   leases                 6           1          1         0          1          2           0         0         1       0       0
     annual $       859,448      33,864     36,776         0     17,088    371,892           0         0   399,828       0       0
     annual %         100.0         3.9        4.3         0        2.0       43.3           0         0      46.5       0       0

   Arapahoe
   Village
    # of
   leases                25           8          3         3          5          1           1         3         1       0       0
     annual $     1,528,914     444,723    204,334    75,929    198,244     10,500     273,000   226,387    95,797       0       0
     annual %         100.0        29.1       13.4       5.0       13.0         .7        17.8      14.8       6.2       0       0


A mortgage loan payable, secured by the Arapahoe Village property, is outstanding at December 31, 1995. Information concerning the principal, interest, amortization and maturity provisions is included in Note H to the Fund's Financial Statements, incorporated by reference in Item 8, Financial Statements and Supplementary Data.

         Information concerning the interest rates, shared-appreciation features, and other terms of the Fund's mortgage investments is included in Note F to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XII to Item 14.

         The Fund believes that its direct ownership property and the property underlying its mortgage and joint venture investments, are well maintained, in good repair, suitable for their intended uses and are adequately covered by insurance. For additional information regarding the Fund's real estate investments, see Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 8, Financial Statements and Supplementary Data, and Schedules XI and XII to Item 14.

         Information concerning the Federal tax basis and depreciation method and lives of the Fund's properties and components thereof and on which depreciation is taken is included in Notes A and E to the Fund's Financial Statements, included in Item 8, Financial Statements and Supplementary Data, and in Schedule XI to Item 14. All real estate owned has been depreciated over 40 years for both financial and tax reporting purposes on a straight-line basis except for leasehold improvements, which are depreciated over the term of the respective lease for financial reporting purposes.

Item 3. Legal Proceedings

         None

Item 4. Submission of Matters to a Vote of Security Holders

         None

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

         The Fund's shares of beneficial interest ("Shares") are traded on the American Stock Exchange (AMEX) under the symbol "VRT". The Shares have been traded on the AMEX since August 20, 1991. From August 7, 1990 to August 19, 1991, the Fund's shares were traded on the over the counter market and were quoted by the National Association of Securities Dealers Automated Quotation System ("NASDAQ"). Prior to August 7, 1990, there was no trading market for the Shares. As of February 29, 1996, there were approximately 8,862 holders of record of the Fund's Shares.

         Set forth below is certain information regarding the Fund's Shares for each of the eight fiscal quarters in the two-year period ended December 31, 1995:

                                                         Year Ended December 31,
                                    ------------------------------------------------------------------
                                               1995                                 1994
                                               ----                                 ----
                                           Share Prices                         Share Prices
                                    ----------------------------       -------------------------------
                                         High           Low                  High             Low
                                        ------         -----                ------           -----
For the Quarter Ended:

March 31                               $4-5/8         $3-5/8              $6-7/8          $6-1/8
June 30                               $3-13/16        $3-1/4              $6-1/4          $5-3/4
September 30                           $3-7/8         $3-1/8              $6-7/8           $6.0
December 31                            $3-7/8         $2-1/2*             $6-1/2          $3-7/8**

*A Liquidating dividend of $1.25 per share was paid on December 28, 1995.

**A dividend of $2.00 per share, of which $1.96 per share represented a return of capital distribution, was paid on December 29, 1994.

         The tables below indicate the amount of cash dividends per share declared and paid during the years ended December 31, 1995 and 1994.

                   Record                      Distribution
                    Date                        Per Share
        ------------------------------       -----------------
                  03-31-95                              $.075
                  06-30-95                               .075
                  09-29-95                               .075
                  12-26-95                              1.250
                                                        -----

         Total Distributions - 1995                    $1.475
                                                       ======

                        Record                      Distribution
                         Date                        Per Share
             ------------------------------       -----------------
                       03-31-94                               $.15
                       06-30-94                                .15
                       09-30-94                                .15
                       12-27-94                               2.00
                                                             -----

              Total Distributions - 1994                     $2.45
                                                             =====


           Status of Distributions              1995               1994
           -----------------------              ----               ----
           Ordinary Income                     $.000               $.30
           Return of Capital                    .225               1.96
           Long-Term Capital Gain               .000                .19
           Liquidating                         1.25O                .00
                                              ------              -----
                    Total                     $1.475              $2.45
                                              ======              =====



         Except during its offering period, the Fund has historically paid distributions on a quarterly basis and there are currently no contractual restrictions on the Fund's present or future ability to make distributions to shareholders. For additional information regarding the Fund's distributions and its ability and intent to pay distributions during the liquidation period, see
Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Item 6. Selected Financial Data

         The information required by this Item is included on page 21 of the Fund's 1995 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information required by this Item is included on pages 23 through 31 of the Fund's 1995 Annual Report to Shareholders and is incorporated herein by reference thereto.

Item 8. Financial Statements and Supplementary Data

         The Fund's financial statements at December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, are included on pages 5-19 of the Fund's 1995 Annual Report to Shareholders and are incorporated herein by reference thereto.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information required by this Item with respect to Trustees is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996 for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto. Information with respect to executive officers of the Fund is included in Item 1.

Item 11. Executive Compensation

         The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996 for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996 for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto.

Item 13. Certain Relationships and Related Transactions

         The information required by this Item is included in the Fund's definitive Proxy Statement filed with the Securities and Exchange Commission on March 15, 1996 for its Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference thereto.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)      1. Financial Statements:

              The following financial statements as of, and for the years ended, December 31, 1995, 1994 and 1993 are incorporated in Item 8 herein by reference from the following pages of the Fund's 1995 Annual Report to Shareholders, which is filed as an Exhibit hereto.

                                                                   ANNUAL REPORT
                                                                      PAGE NO.
         Balance Sheets......................................................5
         Statements of Operations............................................6
         Statements of Cash Flows..........................................7-8
         Statements of Changes in Shareholders' Equity.......................9
         Notes to Financial Statements...................................10-19
         Report of Independent Accountants..................................20

              The following financial statements of Plymouth
              Street, L.P., in which the Fund holds a limited partnership interest, as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993 are filed as part of this Report on Form 10-K.

                                                                 FORM 10-K
                                                                  PAGE NO.
         Report of Independent Accountants..............................20
         Balance Sheet..................................................21
         Statement of Operations........................................22
         Statement of Changes in Partner's Equity.......................23
         Statement of Cash Flows........................................24
         Notes to Consolidated Financial Statements..................25-29

         2. Financial Statement Schedules:

                  The financial statement schedules included in Part IV of this report should be read in conjunction with the Fund's financial statements incorporated by reference in Item 8 of this report.

                                                                                    FORM 10-K
         SCHEDULE                                                                    PAGE NO.
          XI               Real Estate and Accumulated Depreciation.....................15-16
         XII               Mortgage Loans on Real Estate................................17-18
                           Report of Independent Accountants...............................30

                  All other schedules have been omitted since the required information is presented in the financial statements, the related notes, or is not applicable.

3.  Exhibits:

Exhibit No.                   Description
- -----------                   -----------

2         Plan of Liquidation and Termination, dated December 8, 1995.

3.1(a) Amended and Restated Declaration of Trust, dated as of January 8, 1988, filed as exhibit 3 to the Fund's Registration Statement on Form S-11, SEC Registration #33-17854, and incorporated herein by reference.

3.1(b) Amendment #1 to Amended and Restated Declaration of Trust, dated as of January 19, 1988, filed as exhibit 3.1(b) to the Fund's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

3.2 By-laws, dated September 19, 1987, filed as exhibit 3 to the Fund's Registration Statement on Form S-11, SEC Registration #33-17854, and incorporated herein by reference.

10.1 Advisory Agreement between the Registrant and Aldrich, Eastman & Waltch, Inc. dated January 19, 1988, filed as exhibit 10.1 to the Fund's Annual Report on Form 10-K for the year ended
          December 31, 1988, and incorporated herein by reference.

10.2 Services Agreement between the Registrant and The Vanguard Group, Inc. dated January 19, 1988, filed as exhibit 10.2 to the fund's Annual Report on Form 10-K for the year ended December 31,
          1988, and incorporated herein by reference.

10.3(a) First Promissory Note from Brown Associates in favor of Lawrence W. Doyle, Richard F. Burns, and J. Grant Monahon, Trustees of AEW #160 Trust, established by Declaration of Trust dated December 29, 1988, dated January 12, 1989, filed as exhibit 10.3(a) to the fund's Annual
          Report on Form 10-K for the year ended December 31, 1988 and incorporated herein by reference.

10.3(b) Second Promissory Note from Brown Associates in favor of Lawrence W. Doyle, Richard F. Burns, and J. Grant Monahon, Trustees of AEW #160 Trust, established by Declaration of Trust dated December 19, 1988, dated January 12, 1989, filed as exhibit 10.3(b) to the Fund's Annual
          Report on Form 10-K fro the year ended December 31, 1988 and incorporated herein by reference.

10.3(c)   Loan Agreement by and between Brown Associates and Lawrence
          W. Doyle, Richard F. Burns, and J. Grant Monahon, Trustee of AEW #160 Trust, established by Declaration of trust dated December 29,1988, dated January 12, 1989, filed as exhibit 10.3(c) to the Fund's Annual Report on Form
          10-K for the year ended December 31, 1988, and incorporated herein by reference.

10.3(d)   Declaration of Trust, AEW #160 Trust and Schedule of
          Beneficial Interest dated January 12, 1989, filed as
          exhibit 10.3(d) to the Fund's Annual Report on Form 10-K for the year ended December 31, 1988, and incorporated herein by reference.

10.4(a) Purchase and Sale Agreement of the Penn Warner Properties, between Millie C. Cassidy, Lewis W. Kresch and Michael J. Weinberger as Trustees of SRE Real Estate Fund and J. Grant Monahon,
          Lee H. Sandwen and Richard F. Burns, Trustees of AEW #165
          Trust dated March 7, 1989 dated June 8, 1989, filed as exhibit 10.1(a) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

10.4(b)   Declaration of Trust, AEW #165 Trust and Schedule of
          Beneficial Interest, dated March 7, 1989, filed as exhibit
          10.1(b) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

10.5(a) Promissory Note from Harris Trust and Savings Bank, as Trustee under Trust #43584 in favor of J. Grant Monahon, Richard F. Burns and Lee H. Sandwen, as Trustees of AEW #169 Trust dated April 25, 1989, dated June 26, 1989, filed as exhibit 10.2(a) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated here by reference.

10.5(b)   Declaration of Trust, AEW #169 Trust and Schedule of
          Beneficial Interest, dated April 15, 1989, filed as exhibit 10.2(b) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

10.6(a) First Promissory Note from Bayside Business Center in favor of J. Grant Monahon, Richard F. Burns and Bruce H. Freedman, Trustees of AEW #172 Trust dated June 12, 1989, dated June 29, 1989, filed as exhibit 10.3(a) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

10.6(b) First Deed of trust from Bayside Business Center for the use and benefit of J. Grant Monahon, Richard F. Burns and Bruce H. Freedman, Trustees of AEW #172 Trust dated June
          12, 1989, dated June 29, 1989, filed as exhibit 10.3(b) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

106.(c) Second Promissory Note from Bayside Business Center in favor of J. Grant Monahon, Richard F. Burns and Bruce H. Freedman Trustees of AEW #172 Trust dated June 12, 1989, dated June 29, 1989, filed as exhibit 10.3(c) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

10.6(d) Second Deed of Trust from Bayside Business Center for the use and benefit of J. Grant Monahon, Richard F. Burns and Bruce H. Freedman Trustees of AEW #172 Trust dated June 12, 1989, dated June 19, 1989, filed as exhibit 10.3(d) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

10.6(e)   Declaration of Trust, AEW #172 Trust and Schedule of
          Beneficial Interest, dated June 12, 1989, filed as exhibit
          10.3(e) to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and incorporated herein by reference.

10.7(a) Agreement of Limited Partnership of Plymouth Street, L.P., by and between Mountain View Place Investors, a California general partnership, as general partner, and J. Grant Monahon, Richard F. Burns and Bruce H. Freedman, Trustees of AEW #171 Trust, established by a Declaration of Trust dated August 21, 1989, as limited partner, dated August 30, 1989, filed as exhibit 10.1(a) to the fund's Current Report on Form 8-K dated September 1, 1989, and incorporated herein by reference.

10.7(b) Environmental Indemnification Agreement by Mountain View Place Investors, a California general partnership, to and for the benefit of J. Grant Monahon, Richard F. Burns and Bruce H. Freedman, Trustees of AEW #171 Trust established by Declaration of Trust dated August 21, 1989, and Plymouth Street, L.P., and Delaware Limited partnership, dated August 30, 1989, filed as exhibit 10.1(b) to the Fund's Current Report on Form 8-K, dated September 1, 1989, and incorporated herein by reference.

10.7(c) Declaration of Trust, #171 Trust and Schedule of Beneficial Interest, dated August 21, 1989, filed as exhibit 10.1(c) to the Fund's Current Report on Form 8-K dated September 1, 1989, and incorporated herein by reference.

10.8 Purchase and Sale Agreement between Boulder Arapahoe Mall Associates, LTD and Aldrich, Eastman & Waltch, Inc., agent for VREFII, dated November 18, 1989, filed as exhibit 10.8 to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1989 and incorporated herein by reference.

10.9 Agreement for deed in lieu of foreclosure of mortgaged property made on May 19, 1992, by and among Harris Trust and Savings Bank, as Trustee under Trust #43584, Landmark Holdings, an Illinois general partnership, and J. Grant Monahon, Richard F. Burns and Glenn L. Burdick, as Trustees of AEW #169 Trust under Declaration of Trust dated as of April 15, 1989, filed as exhibit 10.9 to the Fund's Quarterly Report on Form 10-Q for the quarter ended June 30,1992, and incorporated herein by reference.

10.10 Lease/Purchase agreement made on October 12, 1992, by and between William J. Beitel and Maryann W. Beitel, husband and wife, and J. Grant Monahon, Lee H. Sandwen and Richard
          F. Burns, Trustees of AEW #165 Trust, established under Declaration of Trust dated March 7, 1989, filed as exhibit
          10.10 to the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992, and incorporated herein by reference.

10.11 Deed granted by Brown Associates, a California general partnership, to Eastrich #101 Corporation, a California partnership, pursuant to bankruptcy proceedings on the Sequoia Commerce Center, dated March 12, 1993, and incorporated herein by reference.

10.12 Purchase and Sale Agreement between Evans Withycombe Residential, Inc. and Aldrich, Eastman & Waltch Inc., agent for VREFII, dated August 16, 1994, filed as exhibit 10.12 to the Fund's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 and incorporated herein by reference.

13 1995 Annual Report to Shareholders. (With the exception of the information and data incorporated by reference in Items 6, 7, and 8 of this Annual Report on Form 10-K, no information or data appearing in the 1995 Annual Report to Shareholders is to be deemed filed as part of this report.)

27 Financial Data Schedule. A Financial Data Schedule for the year ended December 31, 1995, was submitted in electronic format only.

99.1(a) Current Report on Form 8-K dated June 30, 1993, relating to the Fund's acquisition of Shadow Brook Apartments, incorporated herein by reference.

99.1(b) Report on Form 8, Amendment No. 1 to Current Report on Form 8-K dated June 30, 1992, relating to the acquisition of Shadow Brook Apartments, incorporated herein by reference.


99.1(c) Current Report on Form 8-K dated August 16, 1994, relating to the fund's sale of Shadow Brook Apartment, incorporated herein by reference.

(b)      Reports on Form 8-K

             During the third quarter ended September 30, 1995, the Fund filed a Report on Form 8-K, dated June 16, 1995, reporting, in Item 5, the sale of its Raleigh Office Building. During the fourth quarter ended December 31, 1995, the Fund filed a Report on Form 8-K, dated December 22, 1995, in Item 5, the sale of its Penn Warner investment and a Report on Form 8-K dated December 8, 1995, reporting in Item 5, the adoption of the Fund's formal Plan of Liquidation and Termination.

                                                                    SCHEDULE XI

                         VANGUARD REAL ESTATE FUND II,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 1995

                                                                Arapahoe Village
                                                                Shopping Center,
                 Description                                      Boulder, CO
                 -----------                                    ----------------
Encumbrances                                                         $6,115
Initial Cost to Fund
Land (000)                                                           $6,000
Buildings and Improvements (000)                                      7,116
                                                                      -----
Total Acquisition Costs                                             $13,116

Costs Capitalized Subsequent to
 Acquisition
Improvements (000)                                                   $1,076

Gross Amount at which Carried
at Close of Period (a)
Land (000)                                                           $6,000
Building and Improvements (000)                                       8,192
                                                                      -----
Total (000) (b)                                                     $14,192
                                                                    =======

Accumulated Depreciation (000) (c)                                   $1,255
Date of Construction                                                   1957
Renovation Date                                                        1980
Date Acquired                                                         12/89
Depreciable Life (d)                                               40 years


(a) The aggregate cost of wholly-owned real estate for federal income tax purposes at December 31, 1995 was $12,957,100.
(b) The activity in wholly-owned real estate investments is summarized as follows:

                                        --------------------------------------------------------------------------------------
Year ended December 31,                   1995         1994        1993        1992        1991         1990         1989
                                           (000)        (000)       (000)       (000)       (000)       (000)         (000)
                                        ----------   ----------  ----------  ----------  ----------  -----------  ------------
Balance at beginning of year               $31,999      $55,113     $25,493     $25,368     $25,227      $24,673            $0

Additons during the year:
  Property purchases                             0            0      12,493           0           0            0        24,334
  Property improvements                        196          963         906         325         141          554           339
Foreclosures                                     0            0      17,000       2,300           0            0             0
Deletions during the year:
 Sales of properties, net of write-downs  (18,003)     (16,126)                                   0            0             0
Write-downs                                      0      (7,850)       (750)     (2,500)           0            0             0
Write-off of tenant improvements                 0        (101)        (29)           0           0            0             0
                                         ----------   ----------  ----------  ----------  ----------  -----------  ------------
Balance at end of year                     $14,192      $31,999     $55,113     $25,493     $25,368      $25,227       $24,673
                                         ==========   ==========  ==========  ==========  ==========  ===========  ============

(c)  Reconciliation of accumulated depreciation is summarized as follows:

                                   ------------------------------------------------------------------------------------
Year ended December 31,               1995        1994       1993        1992       1991         1990         1989
                                     (000)       (000)       (000)       (000)      (000)        (000)        (000)
                                   -----------  ---------  ----------  ---------- ----------   ----------   -----------
Balance at beginning of year          $2,820     $2,492      $1,523      $1,013       $555         $135            $0
Add:
 Depreciation for the year               392        902         973         510        458          420           135
Deduct:
 Accumulated depreciation of
  real estate sold                   (1,957)      (518)           0           0          0            0             0
Write-off of tenant improvements           0       (56)         (4)           0          0            0             0
                                   -----------  ---------  ----------  ---------- ----------   ----------  ------------
Balance at end of year                $1,255     $2,820      $2,492      $1,523     $1,013         $555          $135
                                   ===========  =========  ==========  ========== ==========   ==========   ===========

(d) Prior to June 30, 1995, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. After June 30, 1995, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized since the Fund's real estate investments are considered to be held-for-sale assets.

                         VANGUARD REAL ESTATE FUND II,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                      REAL ESTATE JOINT VENTURE INVESTMENT
                               DECEMBER 31, 1995

                                          Initial     Accumulated     Cumulative   Gross amount at
                                          Capital      Equity in         Cash      which carried at
                                       Contribution  Joint Venture  Distributions  close of period     Date of        Date
       Description       Encumbrances      (000)       Net Income        (b)            (000)        Construction   Acquired
- ----------------------------------------------------------------------------------------------------------------------------
Plymouth Street, L.P.
Mountain View Place,
Office Building,
Mountain View, CA (a)        None         $14,000        $3,175       ($19,031)        ($1,856)        1987         9-89
                        ===========================================================================

(a) As described in Note K of the Fund's 1995 Financial Statements, incorporated in this Form 10-K by reference, the Partnership has entered into a Loan Agreement and Put Option Agreement, the proceeds of which are to be distributed in accordance with the terms of the Partnership Agreement. As of December 31, 1995, the Fund has received aggregate distributions of proceeds in excess of its carrying value of the investment. Such excess distributions are recorded on the Fund's balance sheet as of December 31, 1995 as Deferred Revenue - Mountain View and will be recognized by the Fund upon sale of the underlying property or the disposition of its investment in the Partnership.

(b)  Net of acquisition fees and costs paid.

                                                                  SCHEDULE XII

                         VANGUARD REAL ESTATE FUND II,
                 A SALES-COMMISSION-FREE INCOME PROPERTIES FUND
                         MORTGAGE LOANS ON REAL ESTATE
                               DECEMBER 31, 1995

Description                                 Bayside Business Center Industrial Park, San Carlos, CA (a)
Effective Rate                              10.5%
Pay Rate                                    10.5
Maturity Date                               1996
Call Date                                   1994
Periodic Payment Terms                      Interest only, principal due upon maturity or call date.
Prior Liens                                 None
Face Amount of Mortgage                     $4,000,000
Carrying Amount of Mortgage (b)             $4,000,000
Principal Amount of Loan
 Subject to Delinquent Principal
 or Interest                                None

Description                                 Bayside Business Center Industrial Park, San Carlos, CA (a)
Effective Rate                              12.4%
Pay Rate                                    7.35%-8.4%
Maturity Date                               1996
Call Date                                   1994
Periodic Payment Terms                      Interest only, principal due upon maturity or call date.
Prior Liens                                 (a)
Face Amount of Mortgage                     $3,600,000
Carrying Amount of Mortgage (a)(b)          $3,600,000
Deferred Interest Receivable (a)(b)         $690,000
Principal Amount of Loan
 Subject to Delinquent Principal
 or Interest                                None

(a) Bayside is a fixed-rate, senior mortgage loan and a shared-appreciation, junior loan, both secured by the Bayside Business Center. Upon repayment of the Bayside junior loan, the Fund is entitled to receive an amount equal to the greater of (i) an amount sufficient to generate a 12.4% internal rate of return on the junior loan, or (ii) 50% of Bayside's fair market value in excess of $9 million, as described in Note F of the Fund's 1995 Financial Statements, incorporated in this Form 10-K by reference. In anticipation of the Fund exercising a call option in early 1995, at December 31, 1994, Fund management, based on: (i) an evaluation of the borrower's remaining equity in the Bayside property securing the mortgage loans and; (ii) the economic prospects of the borrower and Bayside property over its expected remaining holding period, reduced the loan's carrying value (remaining loan balance plus the deferred interest receivable pursuant to the shared-appreciation feature of the mortgage) to the then-estimated fair value of the collateral less estimated selling costs.

                               --------------------------------------
                                  1995         1994         1993
(b)                               (000)        (000)        (000)
                               --------------------------------------
Balance at beginning
of year                             $7,630       $8,286     $16,842
Additions during the year:
 Deferred interest receivable            0          144         144
Deductions during the year:
 Foreclosures (c)                        0            0      (8,700)
 Allowance for possible losses           0         (800)          0
 Payment on deferred interest
   receivable                         (140)           0           0
                               ======================================
Balance at end of year              $7,490       $7,630      $8,286
                               ======================================

(c) Represents a transfer of the property in lieu of foreclosure on the Fund's mortgage loan on the Raleigh Building, and Sequoia Commerce Center on June 5, 1992, and March 12, 1993, respectively.

The aggregate cost of the Fund's mortgage loan investments for federal income tax purposes at December 31, 1995 was $8,290,000.

PLYMOUTH STREET, L.P.
(A LIMITED PARTNERSHIP)
FINANCIAL STATEMENTS
DECEMBER 31, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Partners of
Plymouth Street, L.P.

In our opinion, the accompanying balance sheet and the related statements of operations, of changes in partners' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Plymouth Street, L.
P. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Philadelphia, PA
January 10, 1996

PLYMOUTH STREET, L. P.
(A LIMITED PARTNERSHIP)
BALANCE SHEET
DECEMBER 31, 1995 AND 1994
- --------------------------------------------------------------------------------


                                                                                1995                   1994
                                       ASSETS
Investment in Mountain View Place:
   Land                                                                   $     5,060,000        $     5,060,000
   Buildings, net of accumulated depreciation of
    $1,258,359 and $1,059,671, respectively                                     6,689,177              6,887,865
   Tenant improvements, net of accumulated amortization
    of $2,009,958 and $1,696,582, respectively                                    676,929                990,305
Cash                                                                               15,711                 10,519
Accounts receivable                                                               577,479                751,510
Lease commissions, net of accumulated amortization of
 $264,435 and $222,682, respectively                                               90,465                132,218
Prepaid loan costs, net of accumulated amortization
 of $90,986 and $60,657, respectively                                              90,987                121,316
Other assets                                                                       10,162                  7,967
                                                                          ---------------        ---------------
                                                                          $    13,210,910        $    13,961,700
                                                                          ===============        ===============


                   LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:

   Accounts payable                                                       $       315,922        $       310,482
   Security deposits                                                               97,323                 97,323
   Debt obligation                                                             16,000,000             15,500,000
                                                                          ---------------             ----------
                                                                               16,413,245             15,907,805
                                                                          ---------------             ----------
Partners' equity (deficit):
   General Partner                                                            (1,091,007)                129,737
   Limited Partner                                                            (2,111,328)            (2,075,842)
                                                                          --------------         --------------
                                                                              (3,202,335)            (1,946,105)
                                                                          --------------         --------------
                                                                          $    13,210,910        $    13,961,700
                                                                          ===============        ===============



The accompanying notes are an integral part of these financial statements.

PLYMOUTH STREET, L. P.
(A LIMITED PARTNERSHIP)
STATEMENT OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------


                                                                     1995              1994             1993

Revenues:
   Rental income                                                 $   1,899,347     $   1,948,684    $   1,876,344
   Interest income                                                         612               555            2,601
                                                                 -------------     -------------    -------------
                                                                     1,899,959         1,949,239        1,878,945
                                                                 -------------     -------------    -------------
Expenses:

   Property taxes and insurance                                        231,574           221,391          305,470
   Utilities                                                            68,095            62,690           63,456
   Administrative                                                       53,975            35,229           54,913
   Maintenance                                                          72,223            84,255           73,509
   Interest                                                          1,575,204         1,525,205        1,375,219
   Depreciation and amortization                                       584,146           588,879          588,879
                                                                 -------------     -------------    -------------
                                                                     2,585,217         2,517,649        2,461,446
                                                                 -------------     -------------    -------------
Net loss                                                         $    (685,258)    $    (568,410)    $   (582,501)
                                                                 =============     =============    =============
Allocation of net loss:
   General Partner                                               $    (685,258)    $    (568,410)    $   (582,501)
   Limited Partner                                                       -                 -                    -
                                                                 -------------     -------------    -------------
                                                                 $    (685,258)     $   (568,410)    $   (582,501)
                                                                 =============     =============    =============






The accompanying notes are an integral part of these financial statements.

PLYMOUTH STREET, L. P.
(A LIMITED PARTNERSHIP)
STATEMENT OF CHANGES IN PARTNERS' EQUITY (DEFICIT)
- --------------------------------------------------------------------------------


                                                                  GENERAL            LIMITED
                                                                  PARTNER            PARTNER             TOTAL
Balance at December 31, 1992                                $    2,484,522     $    3,780,440      $    6,264,962

Distributions - operating                                         (107,177)          (269,117)           (376,294)

Distributions - net capital proceeds                              (500,000)        (4,612,396)         (5,112,396)

Net loss                                                          (582,501)             -                (582,501)
                                                            --------------      -------------      --------------

Balance at December 31, 1993                                     1,294,844         (1,101,073)            193,771

Distributions - net capital proceeds                              (568,546)          (931,454)         (1,500,000)

Distribution - operating                                           (28,151)           (43,315)            (71,466)

Net loss                                                          (568,410)             -                (568,410)
                                                            --------------      -------------      --------------

Balance at December 31, 1994                                       129,737         (2,075,842)         (1,946,105)

Distributions - net capital proceeds                              (500,000)             -                (500,000)

Distribution - operating                                           (35,486)           (35,486)            (70,972)

Net loss                                                          (685,258)             -                (685,258)
                                                            --------------      -------------      --------------

Balance at December 31, 1995                                $   (1,091,007)     $  (2,111,328)      $  (3,202,335)
                                                            ==============      =============       =============






The accompanying notes are an integral part of these financial statements.

PLYMOUTH STREET, L. P.
(A LIMITED PARTNERSHIP)
STATEMENT OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
- --------------------------------------------------------------------------------


                                                                         1995             1994          1993

Cash flows from operating activities:
  Net loss                                                         $     (685,258)  $    (568,410)  $    (582,501)
  Adjustments to reconcile net loss
   to net cash provided by operating
   activities:
     Depreciation and amortization                                        584,146         588,879         588,879
  Changes in assets and liabilities:
     Decrease in accounts receivable                                      174,031          48,024         124,802
     Increase in prepaid loan costs                                           -               -           (87,602)
     Increase in other assets                                              (2,195)         (2,618)           (520)
     Increase (decrease) in accounts payable                                5,440         (14,434)        266,154
                                                                   --------------   -------------   -------------
     Net cash provided by operating activities                             76,164          51,441         309,212
                                                                   --------------   -------------   -------------
Cash flows from financing activities:
     Distributions - operating                                            (70,972)        (71,466)       (376,294)
     Distributions - net capital proceeds                                (500,000)     (1,500,000)     (5,112,398)
     Advances under loan agreement                                        500,000       1,500,000       5,200,000
                                                                   --------------   -------------   -------------
     Net cash used in financing activities                                (70,972)        (71,466)       (288,692)
                                                                   --------------   -------------   -------------
Net increase (decrease) in cash                                             5,192         (20,025)         20,520
Cash at beginning of year                                                  10,519          30,544          10,024
                                                                   --------------   -------------   -------------
Cash at end of year                                                $       15,711   $      10,519   $      30,544
                                                                   ==============   =============   =============
Supplemental disclosure of cash flow information:
     Interest paid                                                 $    1,570,958   $   1,512,465   $   1,225,976
                                                                   ==============   =============   =============





The accompanying notes are an integral part of these financial statements.

PLYMOUTH STREET, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- --------------------------------------------------------------------------------

1.   ORGANIZATION AND OPERATIONS

     Plymouth Street, L. P. (the "Partnership") was formed on August 30, 1989 and organized as a Delaware Limited Partnership with Mountain View Place Investors ("the General Partner") as the general partner and Vanguard Real Estate Fund II ("the Limited Partner") as the limited partner. The Partnership was formed in order to own and operate Mountain View Place, two office buildings located in Mountain View, California. These buildings have approximately 78,000 square feet of commercial space. A single tenant occupies 58,390 square feet and accounted for 98% of rental income for 1995, 1994 and 1993.

     The General Partner's initial contribution to the Partnership, in the form of property, was valued at $2.5 million and the Limited Partner's initial cash contribution was $14 million. Under certain circumstances defined in the Partnership Agreement, the General Partner and Limited Partner may be required to make additional capital contributions.

     All distributable cash flows from operations (as defined in the Partnership Agreement) shall be distributed quarterly as follows: the General Partner shall receive 1% and the Limited Partner 99% until the Limited Partner receives an amount necessary to generate a 10.1% cumulative preferred annual return, compounded monthly (as defined in the Partnership Agreement); and, thereafter, each shall receive 50% of such cash flows.

     Net capital proceeds (as defined in the Partnership Agreement) shall be distributed as follows: first to the Limited Partner in an amount equal to its contributed capital, plus any unrecovered preferred annual return and an amount equal to the greater of 50% of the capital proceeds in excess of $16.5 million or the amount necessary to generate an 11.5% annual internal rate of return. Any remaining proceeds will be distributed to the General Partner. Under the terms of the First Modification of Agreement of Limited Partnership dated December 30, 1994, the General Partner was entitled to and received a priority distribution equal to the proceeds of the July 1, 1994 and 1995 loan advances under the Loan Agreement (Note 3) of $500,000.

     The General Partner may exercise a buy/sell option in the event that the Limited Partner fails to contribute its proportionate share under any Call Notice (as defined in the Partnership Agreement) relating to funds required to pay tenant improvements or leasing commissions or fails to fulfill any of its obligations in connection with a financing (as defined in the Partnership Agreement).

     Net income from operations of the Partnership shall be allocated 1% to the General Partner and 99% to the Limited Partner. Net loss from operations shall be allocated between the General Partner and Limited Partner in proportion to their respective proportionate shares until the capital account of either Partner is reduced to zero, then, as needed until the capital accounts of both Partners are reduced to zero and, thereafter, allocated based on each Partner's minimum gain.

PLYMOUTH STREET, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

2.   SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION
     The Partnership's significant accounting policies are in accordance with generally accepted accounting principles.

     REAL ESTATE
     Real Estate contributed to the Partnership was recorded at its fair market value on the date of contribution. Major renovations will be capitalized and routine maintenance and repairs will be charged to expense as incurred.

     CASH EQUIVALENTS
     The Partnership considers its short-term investments with original maturities or three months or less when purchased to be cash equivalents.

     DEPRECIATION
     Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Buildings are depreciated over 40 years.

     AMORTIZATION
     Tenant improvements are being amortized using the straight-line method over the respective lease terms of three and ten years or the estimated useful life of the improvements, whichever is shorter. Lease commissions are being amortized using the straight-line method over the respective lease terms of three and ten years. Prepaid loan costs will be amortized using the effective interest method over the life of the loan.

     REVENUE RECOGNITION
     Rents from leases are accounted for ratably over the terms of each lease. The difference between accrued rental income and cash received has been recorded as an account receivable and aggregates $577,479 and $751,510 at December 31, 1995 and 1994, respectively. In addition, rental income aggregating $380,372, $359,995 and $343,276 for 1995, 1994, and 1993,
     respectively, resulted from billings to tenants for real estate taxes, certain utilities and insurance paid by the property manager.

     CASH EQUIVALENTS
     The Partnership considers all highly liquid short-term investments with original maturities of three months or less to be cash equivalents.

     INCOME TAXES
     The General Partner and Limited Partner are responsible for reporting to the taxing authorities their proportionate shares of income or loss from the Partnership. Therefore, no provision for income taxes is required in the Partnership's financial statements.

PLYMOUTH STREET, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

3.   FINANCING ARRANGEMENTS

     On December 30, 1993, the Partnership concurrently executed a Loan Agreement, an Option and Put Agreement and a Lease Agreement with an unrelated third party.

     Under the terms of the Loan Agreement ("Loan"), the Partnership is to receive scheduled advances totalling $17.5 million over five years. The Loan requires monthly payments of interest only at an annual rate of 10% on the outstanding balance. The Loan matures on December 31, 1998. The Loan is secured by the property and existing leases. Scheduled advances aggregating $16.0 million have been received by the Partnership and the net proceeds of approximately $15.9 million were distributed to the limited partner in accordance with the Partnership Agreement, as amended. The remaining advances under the terms of the Loan are scheduled as follows:

            July 1, 1996                           $     750,000
            July 1, 1997                                 750,000
                                                   -------------
                                                   $   1,500,000
                                                   =============

     The Loan also stipulates that the lender is entitled to receive, as additional interest, annual payments equal to 50% of the excess, if any, of adjusted gross receipts of the property over a base amount, as defined. No additional interest was earned during the years ended 1995, 1994 and 1993.

     Under the terms of the Option and Put Agreement, the third party can elect, during either of two option periods, to purchase the property ("Purchase Option") from the Partnership for an aggregate purchase price of $19 million. The Purchase Option may be exercised during either of the periods from January 1, 1995 to November 30, 1997 or from March 1, 1998 to May 30, 1998.

     During the period from July 1, 1996 to December 31, 1996, if the Purchase Option has not yet been exercised, the Partnership can elect to buy back ("Buy Back Option") the Purchase Option for an amount equal to $2,309 per day plus the cost of all capital improvements made to the property and paid for by the third party from December 30, 1993 to the date of the closing under the Buy Back Option.

     In addition, during the period from December 7, 1997 to February 28, 1998, the Partnership can elect to put the property ("Put Option") back to the third party for an aggregate purchase price of $19 million.

PLYMOUTH STREET, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

     Under the terms of the Lease Agreement, the third party will occupy approximately 19,600 square feet of the commercial rental space of the property at an annual rent of approximately $25,000. The lease expires on December 31, 1998 and the agreement contains option provisions for an additional three and one-half year period. The terms of the lease are comparable to other area leases with unrelated parties.

4.   LEASES

     Minimum future rental revenues on the initial terms of non-cancelable leases as of December 31, 1995 are:

                  1996                                    $   1,750,032
                  1997                                        1,821,738
                  1998                                          478,662
                                                          -------------
                  Total                                   $   4,050,432
                                                          =============

5.   RELATED PARTY TRANSACTIONS

     The Partnership paid property management fees aggregating $50,589, $48,728 and $46,328 for 1995, 1994, and 1993, respectively, to Mountain View Place Investors, a general partnership, whose managing general partner is also the General Partner of the Partnership.

6.   INCOME TAX BASIS RECONCILIATION

     Certain items enter into the determination of the results of operations in different time periods for financial reporting ("book") purposes and for income tax ("tax") purposes. A reconciliation of the results of operations follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                            1995              1994               1993
                                                            ----              ----               ----
     Net loss - book                                     $  (685,258)     $  (568,410)     $  (582,501)
     Excess of book over tax depreciation                    245,935          242,605          248,671
     Excess of book over tax real estate
      tax expense                                                -             (6,345)         169,495
     Excess of book over tax rental income                   174,031          112,002           27,480
                                                         -----------      -----------      -----------
     Net loss - tax                                      $  (265,292)     $  (220,148)     $  (136,855)
                                                         ===========      ===========      ===========

PLYMOUTH STREET, L.P.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
- -----------------------------------------------------------------------------

A reconciliation between partners' equity (deficit) for book and tax purposes follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                            1995              1994               1993
                                                            ----              ----               ----
     Partners' equity (deficit) - book                 $  (3,202,335)   $    (568,410)   $     193,769
     Cumulative tax over book income                       1,548,880        1,192,889          844,626
     Book over tax difference at inception                (4,021,851)      (4,021,851)      (4,021,851)
                                                       -------------    -------------    -------------
     Partners' equity (deficit) - tax                  $  (5,675,306)   $  (3,397,372)   $  (2,983,456)
                                                       =============    =============    =============

     Total assets for tax purposes aggregate $10,574,789 and $10,969,588 at December 31, 1995 and 1994, respectively.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES

To the Board of Trustees of
Vanguard Real Estate Fund II

Our audits of the financial statements referred to in our report dated March 15, 1996 appearing on page 20 of the 1995 Annual Report to Shareholders of Vanguard Real Estate Fund II (which report and financial statements are incorporated by reference in this Annual Report on Form 10-K) also included audits of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.

PRICE WATERHOUSE LLP

Philadelphia, Pennsylvania
March 15, 1996

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         VANGUARD REAL ESTATE FUND II,

                 A Sales-Commission-Free Income Properties Fund

 March 29, 1996                          /s/ John J. Brennan
- ----------------------                   -------------------------------------
        DATE                             John J. Brennan
                                         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

 March 29, 1996                          /s/ J. Mahlon Buck, Jr.
- ----------------------                   -------------------------------------
        DATE                             J. Mahlon Buck, Jr.
                                         Trustee

 March 29, 1996                          /s/ William S. Cashel, Jr.
- ----------------------                   -------------------------------------
        DATE                             William S. Cashel, Jr.
                                         Trustee

 March 29, 1996                          /s/ David C. Melnicoff
- ----------------------                   -------------------------------------
        DATE                             David C. Melnicoff
                                         Trustee

 March 29, 1996                          /s/ J. Lawrence Wilson
- ----------------------                   -------------------------------------
        DATE                             J. Lawrence Wilson
                                         Trustee

 March 29, 1996                          /s/ Ralph K. Packard
- ----------------------                   -------------------------------------
        DATE                             Ralph K. Packard
                                         Vice President & Controller

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION                                               PAGE NO.
- -----------                -----------                                               --------
2                 Vanguard Real Estate Fund II, A Sales-Commission-Free Income
                   Properties Fund - Plan of Liquidation and Termination.................33

13                1995 Annual Report to Shareholders.....................................38