Form 10-Q
period 1996-03-31
VANGUARD REAL ESTATE FUND II
filed 1996-05-15
CIK 823488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the quarter ended: March 31, 1996

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

                           Yes   X          No
                               -----           -----
6,432,626 shares of beneficial interest outstanding as of April 30, 1996.

                                     INDEX


         Item                                                                                              Page
         No.                                                                                               No.
         Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  -
         Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  1


PART I           FINANCIAL INFORMATION


         ITEM 1. Financial Statements

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   2
         Income Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   4
         Statement of Changes in Shareholders' Equity . . . . . . . . . . . . . . . . . . . . . . . . . . .   5
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 6-8

         ITEM 2.          Management's Discussion and Analysis of Financial
                          Condition and Results of Operations.  . . . . . . . . . . . . . . . . . . . . .  9-13


PART II          OTHER INFORMATION

         ITEM 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         ITEM 2.          Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         ITEM 3.          Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . . .  14
         ITEM 4.          Submission of Matters to a Vote of Security Holders.  . . . . . . . . . . . . . .  14
         ITEM 5.          Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  14
         ITEM 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  14



SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15

                                 BALANCE SHEETS


                                                                      March 31, 1996
                                                                       ($ in 000's)      December 31, 1995
ASSETS                                                                 (unaudited)          ($ in 000's)
                                                                      -------------        -------------
Investments in Real Estate:
  Direct Ownership Investments:
    Land    . . . . . . . . . . . . . . . . . . . . . . . . .           $ 2,000              $ 6,000
    Building and Improvements   . . . . . . . . . . . . . . .             5,500                8,192
                                                                        -------              -------
                                                                          7,500               14,192
    Less--Accumulated Depreciation    . . . . . . . . . . . .                --                1,255
                                                                        -------              -------
                                                                          7,500               12,937
  Mortgage Loan Receivable    . . . . . . . . . . . . . . . .                --                8,290
    Less--Allowance for Possible Losses   . . . . . . . . . .                --                  800
                                                                        -------              -------
    Net Investment Portfolio  . . . . . . . . . . . . . . . .             7,500               20,427
Marketable Securities--REMICs . . . . . . . . . . . . . . . .                --                1,194
Short-Term Investments:
    Vanguard Money Market Reserves-Prime Portfolio
      (813,668 and 959,453 shares, respectively)  . . . . . .               814                  959
    Temporary Cash Investments    . . . . . . . . . . . . . .            17,499                4,995
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . .               446                  789
                                                                        -------              -------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . .           $26,259              $28,364
                                                                        =======              =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans  . . . . . . . . . . . . . . . . . . . . . . .                --              $ 6,115
Deferred Revenue--Mountain View . . . . . . . . . . . . . . .           $ 1,859                1,856
Due to Affiliates   . . . . . . . . . . . . . . . . . . . . .               283                  142
Dividend Payable  . . . . . . . . . . . . . . . . . . . . . .            17,046                   --
Other Liabilities   . . . . . . . . . . . . . . . . . . . . .               139                  506
                                                                        -------              -------
TOTAL LIABILITIES   . . . . . . . . . . . . . . . . . . . . .            19,327                8,619
                                                                        -------              -------
Shares of Beneficial Interest, without par value, unlimited
    shares authorized . . . . . . . . . . . . . . . . . . . .            14,315               31,361
Accumulated Taxable Distributions in Excess of Net Income   .            (7,383)             (11,616)
                                                                        -------              -------
TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .             6,932               19,745
                                                                        -------              -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . .           $26,259              $28,364
                                                                        =======              =======


The accompanying notes are an integral part of these statements.

                               INCOME STATEMENTS
                                  (unaudited)


                                                                         Three Months Ended March 31,
                                                                           1996                 1995
REAL ESTATE INCOME                                                        (000)                (000)
                                                                       -------------        -------------
Rental Income   . . . . . . . . . . . . . . . . . . . . . . . .              $   471               $1,294
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . .                  107                  216
                                                                       -------------        -------------
                                                                                 578                1,510

REAL ESTATE EXPENSES
Mortgage Interest Expense   . . . . . . . . . . . . . . . . . .                   78                  340
Real Estate Taxes   . . . . . . . . . . . . . . . . . . . . . .                   92                  149
Property Operating Expenses   . . . . . . . . . . . . . . . . .                  159                  278
Depreciation and Amortization   . . . . . . . . . . . . . . . .                   --                  221
                                                                       -------------        -------------
                                                                                 329                  988
                                                                       -------------        -------------
INCOME FROM REAL ESTATE                                                          249                  522
INVESTMENT INCOME FROM SHORT-TERM
  INVESTMENTS     . . . . . . . . . . . . . . . . . . . . . . .                  122                   91
                                                                       -------------        -------------
                                                                                 371                  613
                                                                       -------------        -------------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee   . . . . . . . . . . . . . . . . . . .                   34                   50
Administrative Fee  . . . . . . . . . . . . . . . . . . . . . .                   22                   47
Other Administrative Expenses   . . . . . . . . . . . . . . . .                   70                   82
                                                                       -------------        -------------
                                                                                 126                  179
                                                                       -------------        -------------
INCOME BEFORE NET GAIN ON SALES
  OF INVESTMENTS    . . . . . . . . . . . . . . . . . . . . . .                  245                  434
Net Gain on Sale of Investments   . . . . . . . . . . . . . . .                3,988                   --
                                                                       -------------        -------------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . .               $4,233              $   434
                                                                      ==============       ==============
Net Income Per Share:
  Income Before Net Gain on Sale of Investments   . . . . . . .                 $.04                 $.07
  Net Gain on Sale of Investments   . . . . . . . . . . . . . .                  .62                   --
                                                                       -------------        -------------
Net Income Per Share                                                            $.66                 $.07
                                                                       -------------        -------------
                                                                       _____________        _____________
Weighted Average Number of Shares Outstanding   . . . . . . . .            6,432,626            6,432,626
                                                                      ==============       ==============



The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                         Three Months Ended March 31,
                                                                           1996                 1995
CASH FLOWS FROM OPERATING ACTIVITIES                                      (000)                (000)
                                                                      -------------        -------------
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . .            $  4,233              $   434
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . . .                  --                  221
    Distribution from Joint Venture--Operating    . . . . . . .                   3                    1
    Net Gain on Sale of Investments   . . . . . . . . . . . . .             (3,988)                   --
    Changes in Other Assets and Liabilities   . . . . . . . . .               (387)                  126
                                                                       -------------        -------------
      Net Cash (Used In) Provided by Operating Activities   . .               (139)                  782
                                                                       -------------        -------------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . . .                  --                (298)
  Proceeds from Sale of Investment--Arapahoe    . . . . . . . .              17,489                   --
  Marketable Securities Sold  . . . . . . . . . . . . . . . . .               1,194                   --
  Transaction Fees  . . . . . . . . . . . . . . . . . . . . . .                (70)                   --
  Principal Repayments on Marketable Securities--REMICs   . . .                  --                   73
                                                                       -------------        -------------
      Net Cash Provided by (Used In) Investing Activities   . .              18,613                (225)
                                                                       -------------        -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Mortgage Principal Payments   . . . . . . . . . . . . . . . .                (17)                 (23)
  Payment of Mortgage Loan--Arapahoe  . . . . . . . . . . . . .             (6,098)                   --
                                                                       -------------        -------------

      Net Cash Used In Financing Activities   . . . . . . . . .             (6,115)                 (23)
                                                                       -------------        -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . .              12,359                  534
CASH AND CASH EQUIVALENTS--Beginning of Period  . . . . . . . .               5,954                6,293
                                                                       -------------        -------------
CASH AND CASH EQUIVALENTS--End of Period  . . . . . . . . . . .             $18,313               $6,827
                                                                      ==============       ==============

The accompanying notes are an integral part of these statements.

                            STATEMENT OF CHANGES IN
                              SHAREHOLDERS' EQUITY
                                  (unaudited)



                                                                   Accumulated Taxable
                                              Shares of               Distributions
                                         Beneficial Interest           In Excess of     Total Shareholders'
                                       Number        Amount             Net Income              Equity
                                                      (000)               (000)                 (000)
                                  --------------------------------------------------------------------------
Balance: January 1, 1996  . .         6,432,626)      $ 31,361)         $(11,616)             $ 19,745
Net Income for the Period   .                                              4,233                 4,233
Liquidating Distributions   .                          (17,046)                                (17,046)
                                  --------------------------------------------------------------------------
Balance: March 31, 1996               6,432,626       $ 14,315          $ (7,383)             $  6,932
                                  ==========================================================================


The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS

1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1995. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

2. On December 8, 1995, the Fund's Board of Trustees approved a Plan of Liquidation and Termination (the "Liquidation Plan"). The Fund's Declaration of Trust initially contemplated the liquidation of all of the Fund's investments after a period of approximately seven to twelve years following completion of its initial public offering. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.

         The Fund is currently in the process of liquidating its real estate investments with the intention of distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At March 31, 1996, the Fund held an investment in an income-producing shopping center and also held a limited partnership interest in a limited partnership that owns an income-producing office building. It is contemplated that the Fund will be completely liquidated and dissolved by December 8, 1997. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 8, 1997, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities not disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

         The Fund intends to continue to qualify as a REIT under the Internal Revenue Code during the Fund's liquidation period.

3. The Fund's financial statements have been prepared on the basis of a going concern using historical cost. As of June 30, 1995, the Fund considered all of its remaining investments as held for sale and reduced the carrying value of such investments to the extent that each investment's then-current carrying value exceeded its estimated net realizable value, defined as estimated fair market value less selling costs. Upon obtaining binding agreements of sale for all of its remaining real estate investments, the Fund will account for such investments on a liquidation basis and will at that time recognize estimated net gains, if any, on such investments. Prior to June 30, 1995, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments. After June 30, 1995, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized, since the Fund's real estate investments are considered to be held-for-sale assets.

4. On March 7, 1996, the Fund sold its Arapahoe Village Investment ("Arapahoe") in Boulder, Colorado for a gross contract price of $17,550,000. The Fund reported in November 1995 that it had then been recently advised by its adviser, Aldrich, Eastman, and Waltch, L.P. ("AEW"), that soil and groundwater samples extracted from the site revealed the presence of constituents of gasoline and dry-cleaning fluid in the soil and groundwater. The samples were taken as part of an environmental assessment undertaken at the request of a contract purchaser in connection with a contemplated sale of the property. AEW subsequently engaged on the Fund's behalf attorneys and environmental consultants in an effort to further assess the scope and magnitude of the possible contamination. Pursuant to the terms of an amended sale agreement, the Fund completed the sale of Arapahoe to the same contract purchaser. The Fund recorded a net gain on the sale of Arapahoe of $3,988,000, after payment by the Fund of applicable transaction costs, including a disposition fee payable to AEW in the amount of $232,000.

5. On February 29, 1996, the Fund took title to the Bayside Business Center ("Bayside") in lieu of foreclosure on the former senior and junior mortgage loans receivable secured by Bayside. Under the original loans' terms, upon repayment of the Bayside junior loan, the Fund was entitled to receive an amount equal to the greater of (i) an amount sufficient to generate a 12.4% internal rate of return (as defined in the loan documents) on the junior loan or (ii) 50% of Bayside's fair market value in excess of $9 million. In anticipation of the Fund exercising its call option in early 1995, at December 31, 1994, the Fund management reduced the loans' carrying value (remaining loan balance plus the deferred interest receivable pursuant to the shared-appreciation feature of the mortgage) to the estimated fair value of the collateral less estimated selling costs. This determination to reduce the carrying value was based on: (i) an evaluation of the borrower's remaining equity in the Bayside property securing the mortgage loan and; (ii) the economic prospects of the borrower and Bayside property over its expected remaining holding period. On April 13, 1995, the Fund exercised its call right on the loan and the entire balance of the loan became due and payable on October 18, 1995.

      The Fund and the borrower reached agreement to satisfy in full the obligations due under the loan balance by means of a discounted payoff of $7,600,000. The Fund also agreed to provide the borrower 120 days to obtain financing to make the payoff in exchange for a commitment to transfer title to the Fund in lieu of foreclosure if the borrower could not make the discounted payoff. The borrower was unable to secure the necessary financing and, accordingly, the Fund took title to Bayside in late February 1996. The former borrower remained current on all interest payments due on the loan. Since both the net proceeds expected to be received from the possible discounted payoff of the loan and the estimated net realizable value of the collateral approximated the investment's carrying value, no provision for possible losses was required related to Bayside during the year ended 1995 or for the quarter ended March 31, 1996.

6. On January 12, 1996, the Fund sold its investment in marketable securities (REMIC) for net proceeds of $1,194,000. Since such securities are carried at fair market value, no gain or loss on the sale was recognized.

7. The Fund holds a Limited Partnership interest in Plymouth Street, L.P. (the "Partnership"), which investment is accounted for under the equity method. The Partnership owns an office property located in Mountain View, California ("Mountain View"). In 1992, the Partnership entered into a Loan Agreement and Option and Put Agreement with an unrelated party. The Loan Agreement provides for scheduled advances totaling $17.5 million over five years, such advances secured by a non-recourse mortgage on the property bearing interest at 10% per annum. The net proceeds of such advances are to be immediately distributed to the Partners under the terms of the Partnership Agreement. Prior to these agreements, there was no debt outstanding on the property. The Fund received aggregate net cash proceeds of $14,299,000 from scheduled advances through 1994, which in the aggregate exceeded the carrying value of the investment. Additionally, the Fund expects to receive an additional distribution of $75,000 from the advance scheduled for July 1, 1997. A deferred credit representing the excess of distributions received over the Fund's carrying value is reflected in the balance sheets as Deferred Revenue--Mountain View. The remaining proceeds are to be distributed to the general partner in accordance with the scheduled advances under the Loan Agreement and terms of the Partnership Agreement.

      Under the terms of the Option and Put Agreement, the Partnership has the right to require the lender to purchase the property during the period December 7, 1997 to February 28, 1998, and the lender has the exclusive right to purchase the property during the period March 1, 1998 to May 30, 1998, for $19,000,000. Upon exercise of the option or put, the Fund will receive 50% of the proceeds in excess of the aggregate advances received to date and those yet to be received under the Loan Agreement. The Partnership also has the right to repurchase the lender's purchase option for an amount of at least $3,000,000 between July 1, 1996, and December 31, 1996.

      As a result of the Loan Agreement executed during the fourth quarter of 1992 described above, and the resultant interest thereon, the Partnership has since generated net losses. Such losses were allocated entirely to the general partner in accordance with the terms of the Partnership Agreement. Since the Fund has received distributions in excess of the carrying value of its investment in the Partnership, if any future losses are allocated to the Fund, such allocated losses will be recognized only to the extent of previously allocated net income.

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

         On December 8, 1995, the Fund's Board of Trustees adopted a Plan of Liquidation and Termination (the "Liquidation Plan"). The Trustee's decision to adopt the Liquidation Plan at this point in the Fund's initially contemplated liquidation period was driven by several factors, including real estate market conditions affecting each investment in the Fund's portfolio and tax considerations affecting real estate investment trusts. The Liquidation Plan provides that the Fund will dispose of all of its assets, wind up its affairs, pay or adequately provide for the payment of all of its liabilities and distribute for the benefit of its shareholders all of the Fund's assets over 24 months, in complete cancellation and redemption of all issued and outstanding shares of beneficial interest. Under the Liquidation Plan, the Fund's Adviser, Aldrich, Eastman and Waltch, L.P. ("AEW"), Trustees and officers are authorized and directed to take any and all actions as may be necessary or convenient to market the assets of the Fund and convert them into a form that may be distributed to shareholders. The Liquidation Plan provides that the Fund's assets may be sold, conveyed, transferred or otherwise disposed of when and on such terms and conditions as are deemed by the Trustees to be in the best interests of the Fund and the shareholders.

         The Fund is currently in the process of liquidating its real estate investments with the intention of distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At March 31, 1996, the Fund held investments in two income-producing properties, consisting of an industrial park and a limited partnership interest in a limited partnership that owns an income producing office building. It is contemplated that the Fund will be completely liquidated and dissolved by December 8, 1997. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 8, 1997, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

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

         On February 29, 1996, the Fund took title to the Bayside Business Center ("Bayside") in lieu of foreclosure on the former senior and junior mortgage loans receivable secured by Bayside. On April 13, 1995, the Fund exercised its call rights on the loans and the entire balance of the loans became due and payable on October 18, 1995. The Fund and the borrower reached agreement to satisfy in full the obligations due under the loan balance by means of a discounted payoff of $7,600,000. The Fund also agreed to provide the borrower 120 days to obtain financing to make the payoff in exchange for a commitment to transfer title to the Fund in lieu of foreclosure if the borrower could not make the discounted payoff. The borrower was unable to secure the necessary financing and, accordingly, the

Fund took title to Bayside in late February 1996. The former borrower remained current on all interest payments due on the loan.

         On March 7, 1996, the Fund sold its Arapahoe Village Investment ("Arapahoe") in Boulder, Colorado for a gross contract price of $17,550,000. The Fund reported in November 1995 that it had then been recently advised by AEW that soil and groundwater samples extracted from the site revealed the presence of constituents of gasoline and dry-cleaning fluid in the soil and groundwater. The samples were taken as part of an environmental assessment undertaken at the request of a contract purchaser in connection with a contemplated sale of the property. AEW subsequently engaged on the Fund's behalf attorneys and environmental consultants in an effort to further assess the scope and magnitude of the possible contamination. Pursuant to the terms of an amended sale agreement, the Fund completed the sale of Arapahoe to the same contract purchaser. The Fund recorded a net gain on the sale of Arapahoe of $3,988,000, after payment by the Fund of applicable transaction costs, including a disposition fee payable to AEW in the amount of $232,000.

         In completing its Liquidation Plan, the Fund is in competition with other domestic institutional investors, including commercial banks and other financial institutions, insurance companies, pensions and other retirement funds, mortgage bankers, other real estate investment trusts, real estate brokers, developers and various types of foreign investors who may be seeking to dispose of real estate investments. The principal factors of competition for the disposition of leased properties which the Fund owns or which underlie Fund investments include how rental rates, lease terms, free rent concessions and tenant improvement allowances compare with those in local markets.

         Of the Fund's two remaining real estate investments, the Fund's adviser is currently actively marketing the Bayside investment for sale and, for the Mountain View investment, the adviser is discussing alternatives that could accelerate the Fund's receipt of its remaining residual interest under the financing agreement. Based on information provided by the adviser, it is possible that both investments could be sold during 1996. However, there can be no assurance that such sales can be completed during 1996. Upon sale of these two remaining investments, the Fund's Trustees and management intend to complete the Fund's Liquidation Plan as soon as practicable thereafter. In addition to liquidating the Fund's assets, settling all of the Fund's liabilities, making a final distribution(s) to shareholders and dissolving the Fund, such activities are expected to include, but not necessarily be limited to, (i) delisting the Fund's shares from trading on the American Stock Exchange, (ii) deregistering the Fund's shares under the Securities Exchange Act of 1934, (iii) making provision for contingent liabilities of the Fund, if any, and (iv) obtaining any necessary insurance coverages.

         On January 12, 1996, the Fund sold its investment in marketable securities (REMIC) for net proceeds of $1,194,000. Since such securities were carried at fair market value, no gain or loss on the sale was recognized.

         The Fund has elected to be treated as a REIT under the Code. The Fund intends to operate in a manner that will continue to maintain its qualification as a REIT during its liquidation period.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 VS. THREE MONTHS ENDED MARCH 31, 1995

The Fund had net income of $4,233,000, or $.66 per share, for the three months ended March 31, 1996, as compared to a net income of $434,000, or $.07 per share, for the same period of 1995. Included in net income in the 1996 period was a $3,988,000 net gain on the March 7, 1996 sale of the Arapahoe investment. Excluding the Arapahoe gain, net income decreased by $189,000 for the three months ended March 31, 1996, as compared to net income in the same period in 1995. This decrease, as more fully described below, reflects a smaller real estate asset base in 1996 and corresponding decreases in net rental income and mortgage interest income, partially offset by an increase in investment income and decreases in mortgage interest expense, administrative expenses and depreciation and amortization expense, in each case as compared to such items in 1995.

Net rental income (rental income less real estate taxes and property operating expenses) decreased by $647,000, or 75%, from $867,000 for the three months ended March 31, 1995 to $220,000 for the three months ended March 31, 1996. This decrease was primarily due to 1995 and 1996 property dispositions. The 1995 property dispositions included: (i) the sale of the Raleigh Building on June 16, 1995, (ii) the sale of the Sequoia Commerce Center on November 17, 1995, and (iii) the sale of the remaining Penn Warner Buildings, which sales generated for the Fund net rental income of $33,000, $286,000, and $155,000, respectively, for the three months ended March 31, 1995. On March 7, 1996, the Fund sold the Arapahoe Village Shopping Center. Arapahoe provided the Fund with net rental income during the three months ended March 31, 1995, of $392,000, as compared to $167,000 for the period such investment was held in the first quarter of 1996. Offsetting this decrease was an increase of $65,000 in net rental income generated by the Bayside Business Center, resulting from the Fund taking title to Bayside on February 29, 1996, as discussed below.

Mortgage interest income decreased by $109,000, or 50%, from $216,000 for the three months ended March 31, 1995, to $107,000 for the same period of 1996. This decrease was due to the Fund taking title to the Bayside Business Center in lieu of foreclosure on the senior and junior mortgage loans receivable secured by Bayside on February 29, 1996. Under the original loan's terms, upon repayment of the Bayside junior mortgage loan receivable the Fund was entitled to receive an amount equal to the greater of (i) an amount sufficient to generate a 12.4% internal rate of return (as defined in the loan documents) on the junior loan or (ii) 50% of Bayside's fair market value in excess of $9 million. In anticipation of the Fund exercising its call option in early 1995, at December 31, 1994, Fund management reduced the loan's carrying value (remaining loan balance plus a deferred interest receivable pursuant to the shared-appreciation feature of the mortgage) to the estimated fair value of the collateral less estimated selling costs. This determination to reduce the carrying value was based on (i) an evaluation of the borrower's remaining equity in the Bayside property securing the mortgage loan and (ii) the economic prospects of the borrower and Bayside property over its expected remaining holding period. On April 13, 1995, the Fund exercised its call right on the loans and the entire balance of the loans became due and payable on October 18, 1995.

The Fund and the borrower reached agreement to satisfy in full the obligations due under the loan balance by means of a discounted payoff of $7,600,000. The Fund also agreed to provide the borrower 120 days to obtain financing to make the payoff in exchange for a commitment to transfer title to the Fund in lieu of foreclosure if the borrower could not make the discounted payoff. The borrower was unable to secure the necessary financing and, accordingly, the Fund took title to Bayside in late February

1996. The former borrower remained current on all interest payments due on the loan. Since both the net proceeds expected to be received from the possible discounted payoff of the loan and the estimated net realizable value of the collateral approximated the investment's carrying value, no provision for possible losses were required related to Bayside during 1995, or for the three months ended March 31, 1996.

At March 31, 1996 and March 31, 1995, the overall occupancy rate of the Fund's remaining direct real estate investment was 100% and 95%, respectively. Leases for 4.5% of the rentable space of the property directly owned by the Fund are scheduled to expire during the remainder of 1996. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there is no assurance that the Fund will be able to maintain its current occupancy and level of rental income.

Investment income from short-term investments increased by $31,000, or 34%, from $91,000 for the three months ended March 31, 1995 to $122,000 for the same period of 1996. Investment income increased in the 1996 period primarily due to an increase in the average short-term investment balance, as a result of the net proceeds generated from the sales of the remaining Penn Warner buildings in December 1995, the sale of the mortgage backed securities in January 1996, and the sale of Arapahoe on March 7, 1996. Such net proceeds were included in the April 30, 1996 distribution to the Fund's shareholders.

Mortgage interest expense decreased by $262,000, from $340,000 for the three months ended March 31, 1995, to $78,000 for the comparable period of 1996. This decrease is primarily attributable to: (i) the satisfaction of the mortgage loan secured by the Fund's Sequoia investment resulting from the sale of Sequoia in November of 1995, and (ii) the satisfaction of the senior mortgage loan secured by Arapahoe Village in connection with the sale of Arapahoe on March 7, 1996.

Administrative expenses decreased $53,000, or 30%, from $179,000 for the three months ended March 31, 1995 to $126,000 for the comparable period of 1996. This decrease was primarily due to lower advisory and administrative fees payable in 1996 period, which fees are based on average invested real estate assets. Such fees decreased as a result of the 1995 sales of the Sequoia Commerce Center, Raleigh Office Building and the remaining Penn Warner buildings.

Depreciation and amortization expense decreased by $221,000, or 100%. This decrease resulted from management's decision to consider, as of June 30, 1995, all of the Fund's remaining investments to be held for sale. After June 30, 1995, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs was recognized. Prior to June 30, 1995, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments.

On March 20, 1996, the Fund's Board of Trustees declared a liquidating distribution of $2.65 per share to shareholders of record on March 29, 1996. The distribution was paid on April 30, 1996 and included net proceeds from the sales of the Penn Warner buildings in December 1995 and Arapahoe Village in March 1996. Given the Fund's reduced asset base, the Fund expects to make two further distributions, other than quarterly distributions from operations; one following the sale of Bayside and a final, residual payment upon final dissolution of the Fund.

LIQUIDITY AND CAPITAL RESOURCES

During the Fund's remaining liquidation period, its ability to make quarterly distributions will be dependent upon its financial condition, earnings and cash flow, and cash position and future working capital requirements. As a result of 1995 property sales, and the subsequent year-end liquidating distribution of the proceeds from such sales, the book value of the Fund's shares has been significantly reduced. The amount of future income the Fund may be expected to generate has also been reduced. Further, the Fund's remaining investments are being held for sale, rather than the production of income, and, accordingly, income from real estate operations can be expected to decline throughout the Fund's liquidation period. Future liquidating distributions to shareholders, excluding any amounts distributed from net proceeds from property sales, will be largely dependent upon the amount of funds from operations generated by the Fund during its liquidation period. Funds from operations are generated from the ongoing operations of the Fund's direct real estate investments and interest income on short-term investments. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes during the liquidation period could have an adverse impact upon the Fund's ability to generate future funds from operations and to make distributions to shareholders.

The exact amount of quarterly distributions to shareholders will be determined by the Trustees based on the Fund's actual results of operations and cash position. The timing and amount of distributions of net proceeds from property sales to shareholders will be determined by the Trustees as such amounts are realized and based on relevant considerations such as the Fund's then current results of operations, cash position, and future working capital requirements.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 300,000 of the Fund's outstanding shares. As of March 31, 1996, an aggregate of 233,200 shares have been repurchased at an aggregate cost of $1,586,000. No shares have been repurchased since October 1993 and the Fund's management, in consideration of the Liquidation Plan, does not expect the Fund to repurchase any additional shares.

The Fund intends to continue to qualify as a real estate investment trust under the Internal Revenue Code and distribute all of its taxable income. The Fund's management considers the Fund's liquidity, as well as its ability to generate cash, as adequate to meet its presently foreseeable operating and shareholder distribution requirements and to fund its capital improvements.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 27.  Financial Data Schedule
                  A Financial Data Schedule for the three months ended March
                 31, 1996, was submitted in electronic format only.

         (b)     Reports on Form 8-K

                 The Fund filed no reports on Form 8-K during the first quarter ended March 31, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Vanguard Real Estate Fund II,
                 A Sales-Commission-Free Income Properties Fund



DATE May 15, 1996                          /s/ John J. Brennan
     ------------                              ---------------
                                               John J. Brennan
                                        President & Chief Executive Officer



DATE May 15, 1996                        /s/  Ralph K. Packard
     ------------                             ----------------
                                              Ralph K. Packard
                                              Vice President