Form 10-Q
period 1996-06-30
VANGUARD REAL ESTATE FUND II
filed 1996-08-14
CIK 823488

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



( X ) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarter ended:  June 30, 1996


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

                           Yes   X          No _____

6,432,626 shares of beneficial interest outstanding as of July 31, 1996.

                                     INDEX


ITEM                                                                                                       Page
No.                                                                                                        No.
         Cover Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    -
         Index  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1

PART I           FINANCIAL INFORMATION

         ITEM 1. Financial Statements
                 --------------------

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    2
         Income Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3-4
         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-6
         Statements of Changes in Shareholders' Equity  . . . . . . . . . . . . . . . . . . . . . . . . .    6
         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  7-8

         ITEM 2. Management's Discussion and Analysis of Financial
                 -------------------------------------------------
                 Condition and Results of Operations . . . . . . . .. . . . . . . . . . . . . . . . . . .  9-14
                 -----------------------------------


PART II          OTHER INFORMATION

         ITEM 1.          Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
                          -----------------
         ITEM 2.          Changes in Securities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
                          ---------------------
         ITEM 3.          Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . . . .    15
                          -------------------------------
         ITEM 4.          Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . .    15
                          ---------------------------------------------------
         ITEM 5.          Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
                          -----------------
         ITEM 6.          Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . . . .  15
                          --------------------------------

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                                 BALANCE SHEETS

                                  (unaudited)

                                                                                 June 30, 1996      December 31, 1995
                                                                                 ($ in 000's)         ($ in 000's)
                                                                                  ----------          -----------
ASSETS
Investments in Real Estate:
  Direct Ownership Investments:
    Land    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  1,900             $  6,000
    Buildings and Improvements    . . . . . . . . . . . . . . . . . . . . . .          5,200                8,192
                                                                                    --------             --------
                                                                                       7,100               14,192
    Less -- Accumulated Depreciation    . . . . . . . . . . . . . . . . . . .            --                 1,255
                                                                                    --------             --------
                                                                                       7,100               12,937
  Mortgage Loans Receivable   . . . . . . . . . . . . . . . . . . . . . . . .            --                 8,290
    Less -- Allowance for Possible Losses   . . . . . . . . . . . . . . . . .            --                   800
                                                                                    --------             --------
    Net Investment Portfolio  . . . . . . . . . . . . . . . . . . . . . . . .          7,100               20,427
Marketable Securities - REMICs  . . . . . . . . . . . . . . . . . . . . . . .            --                 1,194
Short-Term Investments:
  Vanguard Money Market Reserves - Prime Portfolio
    (333,495 and 959,453 shares, respectively)    . . . . . . . . . . . . . .            333                  959
  Temporary Cash Investments    . . . . . . . . . . . . . . . . . . . . . . .            799                4,995
Other Assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            465                  789
                                                                                    --------             --------
TOTAL ASSETS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  8,697             $ 28,364
                                                                                    ========             ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage Loans    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            --              $  6,115
Deferred Revenue -- Mountain View . . . . . . . . . . . . . . . . . . . . . .       $  1,864                1,856
Due to Affiliates   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             46                  142
Other Liabilities   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             59                  506
                                                                                    --------             --------
TOTAL LIABILITIES     . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,969                8,619
                                                                                    --------             --------
Shares of Beneficial Interest, without par value, unlimited shares authorized         14,315               31,361
Accumulated Taxable Distributions in Excess
  of Net Income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,587)             (11,616)
                                                                                    --------             --------
TOTAL SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . . . . . . . . . .          6,728               19,745
                                                                                    --------             --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  . . . . . . . . . . . . . . . . .       $  8,697             $ 28,364
                                                                                    ========             ========


The accompanying notes are an integral part of these statements.

                               INCOME STATEMENTS

                                  (unaudited)

                                                                                          Three Months Ended June 30,
                                                                                          1996                  1995
                                                                                          (000)                (000)
                                                                                          ---------          ---------
REAL ESTATE INCOME
Rental Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $     317          $   1,296
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                 205
                                                                                          ---------          ---------
        . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               317              1,501
                                                                                          ---------          ---------
REAL ESTATE EXPENSES
Mortgage Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --                 341
Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                18                190
Property Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .                92                271
Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .               --                 237
Provision for Possible Losses . . . . . . . . . . . . . . . . . . . . . . . . . .               400                --
                                                                                          ---------          ---------
                                                                                                510              1,039
                                                                                          ---------          ---------
(LOSS) INCOME FROM REAL ESTATE  . . . . . . . . . . . . . . . . . . . . . . . . .              (193)               462
INVESTMENT INCOME FROM SHORT-TERM
  INVESTMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                97                103
                                                                                          ---------          ---------
                                                                                                (96)               565
                                                                                          ---------          ---------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                13                 56
Administrative Fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                11                 47
Other Administrative Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .                84                 59
                                                                                          ---------          ---------
                                                                                                108                162
                                                                                          ---------          ---------
(LOSS) INCOME BEFORE NET GAIN ON SALE OF INVESTMENTS  . . . . . . . . . . . . . .              (204)               403
Net Gain on Sale of Investments . . . . . . . . . . . . . . . . . . . . . . . . .               --                 185
                                                                                          ---------          ---------
NET (LOSS) INCOME   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    (204)         $     588
                                                                                          =========          =========
Weighted Average Number of Shares Outstanding . . . . . . . . . . . . . . . . . .         6,432,626          6,432,626
                                                                                          =========          =========
Net (Loss) Income Per Share:
  (Loss) Income Before Net Gain on Sale of Investments  . . . . . . . . . . . . .         $    (.03)         $     .06
  Net Gain on Sale of Investments   . . . . . . . . . . . . . . . . . . . . . . .               --                 .03
                                                                                          ---------          ---------
Net (Loss) Income Per Share . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    (.03)         $     .09
                                                                                          =========          =========


The accompanying notes are an integral part of these statements.

                               INCOME STATEMENTS

                                  (unaudited)

                                                                                             Six Months Ended June 30,
                                                                                             1996                  1995
                                                                                             (000)                 (000)
                                                                                           ---------           ---------
REAL ESTATE INCOME
Rental Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $788              $2,590
Mortgage Interest Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                107                 421
                                                                                           ---------           ---------
                                                                                                 895               3,011
                                                                                           ---------           ---------
REAL ESTATE EXPENSES
Mortgage Interest Expense . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 78                 681
Real Estate Taxes . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 85                 339
Property Operating Expenses . . . . . . . . . . . . . . . . . . . . . . . . . . .                276                 549
Depreciation and Amortization . . . . . . . . . . . . . . . . . . . . . . . . . .                 --                 458
Provision for Possible Losses . . . . . . . . . . . . . . . . . . . . . . . . . .                400                  --
                                                                                           ---------           ---------
                                                                                                 839               2,027
                                                                                           ---------           ---------
INCOME FROM REAL ESTATE   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 56                 984
INVESTMENT INCOME FROM SHORT-TERM
  INVESTMENTS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                219                 194
                                                                                           ---------           ---------
                                                                                                 275               1,178
                                                                                           ---------           ---------
ADMINISTRATIVE EXPENSES
Investment Advisory Fee . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 47                 106
Administrative Fee  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 33                  94
Other Administrative Expenses . . . . . . . . . . . . . . . . . . . . . . . . . .                154                 141
                                                                                           ---------           ---------
                                                                                                 234                 341
                                                                                           ---------           ---------
INCOME BEFORE NET GAIN ON SALE
  OF INVESTMENT   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 41                 837
Net Gain on Sale of Investment  . . . . . . . . . . . . . . . . . . . . . . . . .              3,988                 185
                                                                                           ---------           ---------
NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $4,029              $1,022
                                                                                           =========           =========
Weighted Average Number of Shares Outstanding . . . . . . . . . . . . . . . . . .          6,432,626           6,432,626
                                                                                           =========           =========
Net Income Per Share:
  Income Before Net Gain on Sale of Investment  . . . . . . . . . . . . . . . . .               $.01                $.13
  Net Gain on Sale of Investment  . . . . . . . . . . . . . . . . . . . . . . . .                .62                 .03
                                                                                           ---------           ---------
Net Income Per Share  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               $.63                $.16
                                                                                           =========           =========


The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                               Three Months Ended June 30,
                                                                                                 1996              1995
                                                                                                 (000)             (000)
                                                                                               --------          ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss) Income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $(204)           $  588
  Adjustments to  Reconcile Net (Loss) Income to
      Net Cash Provided by Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . . . . . . . . . . . .                     -               237
    Provision for Possible Losses   . . . . . . . . . . . . . . . . . . . . . . .                   400                 -
    Distribution from Joint Venture -- Operating  . . . . . . . . . . . . . . . .                     5                 9
    Net Gain on Sale of Investments   . . . . . . . . . . . . . . . . . . . . . .                     -              (185)
    Changes in Other Assets and Liabilities   . . . . . . . . . . . . . . . . . .                  (104)             (211)
                                                                                                -------            ------
      Net Cash Provided by Operating Activities   . . . . . . . . . . . . . . . .                    97               438
                                                                                                -------            ------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     -               (17)
  Proceeds from Sale of Investment -- Raleigh   . . . . . . . . . . . . . . . . .                     -             1,153
  Transaction Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (232)                -
  Principal Repayments on Marketable Securities -- REMICs   . . . . . . . . . . .                     -                55

                                                                                                -------            ------
      Net Cash (Used In) Provided by Investing Activities   . . . . . . . . . . .                  (232)            1,191
                                                                                                -------            ------

CASH FLOWS FROM FINANCING ACTIVITIES
  Mortgage Principal Payments   . . . . . . . . . . . . . . . . . . . . . . . . .                     -               (23)
  Dividends Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (17,046)             (482)

                                                                                                -------            ------
      Net Cash Used In Financing Activities   . . . . . . . . . . . . . . . . . .               (17,046)             (505)
                                                                                                -------            ------
  NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (17,181)            1,124

  CASH AND CASH EQUIVALENTS -- Beginning of Period    . . . . . . . . . . . . . .                18,313             6,827
                                                                                                -------            ------
  CASH AND CASH EQUIVALENTS -- End of Period    . . . . . . . . . . . . . . . . .                $1,132            $7,951
                                                                                                =======            ======






The accompanying notes are an integral part of these statements.

                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                            Six Months Ended June 30,
                                                                                            1996                1995
                                                                                            (000)               (000)
                                                                                           -------             ------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $4,029             $1,022
  Adjustments to Reconcile Net Income to Net Cash
      Provided by Operating Activities:
    Depreciation and Amortization   . . . . . . . . . . . . . . . . . . . . . . .               --                458
    Provision for Possible Losses   . . . . . . . . . . . . . . . . . . . . . . .              400                 --
    Distribution from Joint Venture -- Operating  . . . . . . . . . . . . . . . .                8                 10
    Net Gain on Sale of Investments   . . . . . . . . . . . . . . . . . . . . . .           (3,988)              (185)
    Changes in Other Assets and Liabilities   . . . . . . . . . . . . . . . . . .             (491)               (85)
                                                                                           -------             ------
      Net Cash (Used in) Provided by Operating Activities   . . . . . . . . . . .              (42)             1,220
                                                                                           -------             ------
CASH FLOWS FROM INVESTING ACTIVITIES
Investments in Real Estate:
  Building Improvements   . . . . . . . . . . . . . . . . . . . . . . . . . . . .               --               (315)
  Proceeds from Sale of Investment -- Raleigh   . . . . . . . . . . . . . . . . .               --              1,153
  Proceeds from Sale of Investment -- Arapahoe  . . . . . . . . . . . . . . . . .           17,489                 --
  Transaction Fees  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (302)                --
  Marketable Securities Sold  . . . . . . . . . . . . . . . . . . . . . . . . . .            1,194                 --
  Principal Repayments on Marketable Securities -- REMICs   . . . . . . . . . . .               --                128
                                                                                           -------             ------
      Net Cash Provided by Investing Activities   . . . . . . . . . . . . . . . .           18,381                966
                                                                                           -------             ------
CASH FLOWS FROM FINANCING ACTIVITIES
  Mortgage Principal Payments   . . . . . . . . . . . . . . . . . . . . . . . . .              (17)               (46)
  Payment of Mortgage Loan -- Arapahoe  . . . . . . . . . . . . . . . . . . . . .           (6,098)
  Dividends Paid  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (17,046)              (482)
                                                                                           -------             ------
      Net Cash Used In Financing Activities   . . . . . . . . . . . . . . . . . .          (23,161)              (528)
                                                                                           -------             ------
  NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS    . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (4,822)             1,658
  CASH AND CASH EQUIVALENTS -- Beginning of Period    . . . . . . . . . . . . . .            5,954              6,293
                                                                                           -------             ------
  CASH AND CASH EQUIVALENTS -- End of Period    . . . . . . . . . . . . . . . . .           $1,132             $7,951
                                                                                           =======             ======




- --------------------------------------------------------------------------------


                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (unaudited)

                                                                                      Accumulated Taxable
                                                            Shares of                    Distributions
                                                        Beneficial Interest              In Excess of     Total Shareholders'
                                                   Number                Amount           Net Income            Equity
                                                                          (000)             (000)               (000)
                                                ------------------------------------------------------------------------
Balance: January 1, 1996  . . . . . . . .          6,432,626             $31,361           $(11,616)             $19,745
Net Income for the Period   . . . . . . .                                                     4,029                4,029
Liquidating Distributions   . . . . . . .                                (17,046)                                (17,046)
                                                ------------------------------------------------------------------------
Balance: June 30, 1996  . . . . . . . . .          6,432,626             $14,315           $ (7,587)             $ 6,728
                                                ========================================================================

The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS

1. These financial statements should be read in conjunction with the financial statements and notes thereto contained in the Fund's Annual Report to Shareholders for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results for the entire year ending December 31, 1996.

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

    The Fund is currently in the process of liquidating its real estate investments with the intention of distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At June 30, 1996, the Fund held an investment in an income-producing industrial park and also held a limited partnership interest in a limited partnership that owns an income-producing office building. It is contemplated that the Fund will be completely liquidated and dissolved by December 8, 1997. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 8, 1997, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities not disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

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

4. On March 7, 1996, the Fund sold its Arapahoe Village Investment ("Arapahoe") in Boulder, Colorado for a gross contract price of $17,550,000. The Fund reported in November 1995 that it had then been recently advised by its adviser, Aldrich, Eastman, and Waltch, L.P. ("AEW"), that soil and groundwater samples extracted from the site revealed the presence of constituents of gasoline and dry-cleaning fluid in the soil and groundwater. The samples were taken as part of an environmental assessment undertaken at the request of a contract purchaser in connection with a contemplated sale of the property. AEW subsequently engaged on the Fund's behalf attorneys and environmental consultants in an effort to further assess the scope and magnitude of the possible contamination. Pursuant to the terms of an amended sale agreement, the Fund completed the sale of Arapahoe to the same contract purchaser. The Fund recorded a net gain on the sale of Arapahoe of $3,988,000, after payment by the Fund of applicable transaction costs, including a disposition fee to AEW in the amount of $232,000.

5. On February 29, 1996, the Fund took title to the Bayside Business Center ("Bayside") in lieu of foreclosure on the former senior and junior mortgage loans receivable secured by Bayside. Under the original loans' terms, upon repayment of the Bayside junior loan, the Fund was entitled to receive an amount equal to the greater of (i) an amount sufficient to generate a 12.4% internal rate of return (as defined in the loan documents) on the junior loan or (ii) 50% of Bayside's fair market value in excess of $9 million. In anticipation of the Fund exercising its call option in early 1995, at December 31, 1994, the Fund management reduced the loans' carrying value (remaining loan balance plus the deferred interest receivable pursuant to the shared-appreciation feature of the mortgage) to the estimated fair value of the collateral less estimated selling costs. This determination to reduce the carrying value was based on: (i) an evaluation of the borrower's remaining equity in the Bayside property securing the mortgage loan and; (ii) the economic prospects of the borrower and

                        NOTES TO FINANCIAL STATEMENTS

Bayside property over its expected remaining holding period. On April 13, 1995, the Fund exercised its call right on the loan and the entire balance of the loan became due and payable on October 18, 1995.

    The Fund and the borrower reached agreement to satisfy in full the obligations due under the loan balance by means of a discounted payoff of $7,600,000. The Fund also agreed to provide the borrower 120 days to obtain financing to make the payoff in exchange for a commitment to transfer title to the Fund in lieu of foreclosure if the borrower could not make the discounted payoff. The borrower was unable to secure the necessary financing and, accordingly, the Fund took title to Bayside in late February 1996. The former borrower remained current on all interest payments due on the loan. Since both the net proceeds expected to be received from the possible discounted payoff of the loan and the estimated net realizable value of the collateral approximated the investment's carrying value, no provision for possible losses was required related to Bayside during the year ended December 31, 1995. Upon taking title, the Fund's adviser immediately began to market the property for sale. Subsequently, based on an evaluation of information gathered from potential buyers contacted during the initial marketing process, the adviser reduced its estimate of the property's fair market value during the second quarter of 1996. Accordingly, during the quarter ended June 30, 1996, $400,000 was charged to the provision for possible losses to write down the carrying value of Bayside to its estimated fair market value less selling costs.

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

    Under the terms of the Option and Put Agreement, the Partnership has the right to require the lender to purchase the property during the period December 7, 1997 to February 28, 1998, and the lender has the exclusive right to purchase the property during the period March 1, 1998 to May 30, 1998, for $19,000,000. Upon exercise of the option or put, the Fund will receive 50% of the proceeds in excess of the aggregate advances received to date and those yet to be received under the Loan Agreement. The Partnership also has the right to repurchase the lender's purchase option for an amount of at least $3,000,000 between July 1, 1996, and December 31, 1996. In the event the lender purchases the property pursuant to the Option and Put Agreement or the Fund sells its remaining interest in the Partnership, the Fund would recognize a gain equal to the then deferred revenue balance plus any additional amounts received as a result of the sale of the property or the Fund's partnership equity interest.

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

The Fund is currently in the process of liquidating its real estate investments with the intention of distributing the net proceeds to its shareholders in accordance with the Liquidation Plan. At June 30, 1996, the Fund held investments in two income-producing properties, consisting of an industrial park and a limited partnership interest in a limited partnership that owns an income producing office building. It is contemplated that the Fund will be completely liquidated and dissolved by December 8, 1997. To the extent that the Fund has not disposed of all of its assets or made provision for all of its liabilities on December 8, 1997, the Fund intends to form a liquidating trust, the beneficiaries of which will be the shareholders of the Fund. All assets and liabilities of the Fund not previously disposed of and discharged will be transferred to the liquidating trust. Shares of the Fund would no longer be traded and the beneficial interests in the liquidating trust would not be readily transferable.

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

During the six months ended June 30, 1996, the Fund took title to the Bayside Business Center ("Bayside") in lieu of foreclosure on the former senior and junior mortgage loans receivable secured by Bayside. Previously, on April 13, 1995, the Fund exercised its call rights on the loans and the entire balance of the loans became due and payable on October 18, 1995. The Fund and the borrower reached agreement to satisfy in full the obligations due under the loan balance by means of a discounted payoff of $7,600,000. The Fund also agreed to provide the borrower 120 days to obtain financing to make the payoff in exchange for a commitment to transfer title to the Fund in lieu of foreclosure if the borrower could not make the discounted payoff. The borrower was unable to secure the necessary financing and, accordingly, the Fund took title to

Bayside in late February 1996. The former borrower remained current on all interest payments due on the loan.

On March 7, 1996, the Fund sold its Arapahoe Village Investment ("Arapahoe") in Boulder, Colorado for a gross contract price of $17,550,000. The Fund reported in November 1995 that it had then been recently advised by AEW that soil and groundwater samples extracted from the site revealed the presence of constituents of gasoline and dry-cleaning fluid in the soil and groundwater. The samples were taken as part of an environmental assessment undertaken at the request of a contract purchaser in connection with a contemplated sale of the property. AEW subsequently engaged, on the Fund's behalf, attorneys and environmental consultants to further assess the issue and conduct additional testing at the site, and appropriate State of Colorado environmental officials were notified of the contamination as required by law. In December 1995, the tests were completed and subsequently the State of Colorado issued "no further action" letters. Pursuant to the terms of an amended sale agreement, the Fund completed the sale to the same contract purchaser. The Fund recorded a net gain on the sale of Arapahoe of $3,988,000, after payment by the Fund of applicable transaction costs, including a disposition fee payable to AEW in the amount of $232,000.

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

At present, the Fund's adviser is in active negotiations to dispose of the Fund's two remaining real estate investments. Regarding Bayside Business Center, the Fund's adviser has executed a purchase and sale agreement with a prospective investor contemplating its sale. Subject to the satisfactory completion of due diligence by the potential buyer, such sale is expected to occur by the end of August, 1996. With respect to the Mountain View investment, the adviser has tentatively reached an agreement in principle with the Plymouth Street, L.P. ("the Partnership") general partner regarding an assignment of the Fund's limited partnership interest to the general partner. Such assignment would result in an immediate cash payment to the Fund in exchange for the Fund's right to receive any remaining distributions from proceeds paid to the Partnership pursuant to the Loan and Option and Put Agreements described in Note 5 to the accompanying financial statements. Subject to negotiation of a definitive written modification of the Partnership agreement satisfactory to both the Fund and the general partner, such payment could occur by late August 1996. Such a modification would result in the Fund's immediate recognition of a gain on the sale of its remaining interest in the Partnership equal to: (i) a deferred credit representing the excess of aggregate distributions received over the Fund's carrying value of the investment (reflected as "Deferred Revenue - Mountain View" in the amount of $1,864,000 in the balance sheets of the accompanying June 30, 1996 financial statements) plus (ii) the payment, net of all associated fees and expenses, received upon execution of the modification agreement. Based on the agreement in principle, such net payment is currently estimated to be approximately $200,000 to $250,000. Based on information provided by the adviser, it is possible that both investments could be sold during 1996. However, there can be no assurance that such sales can be completed during 1996. Upon sale of these two remaining investments, the Fund's Trustees and management intend to complete the Fund's Liquidation Plan as soon as practicable thereafter. In addition to liquidating the Fund's assets, settling or making a provision for all of the Fund's liabilities, making a final distribution(s) to shareholders and dissolving the Fund, such activities are expected to include, but not necessarily be limited to, (i) delisting the Fund's shares from trading on the American Stock Exchange, (ii) deregistering the Fund's shares under the Securities Exchange Act of 1934, (iii) making provision for contingent liabilities of the Fund, if any, and (iv) obtaining any necessary insurance coverages.

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

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1996 VS. SIX MONTHS ENDED JUNE 30, 1995

The Fund had net income of $4,029,000, or $.63 per share, for the six months ended June 30, 1996, as compared to net income of $1,022,000, or $.16 per share, for the same period of 1995. Included in net income in 1996 and 1995 periods were net gains realized on the sale of investments of $3,988,000 and $185,000 resulting from the sales of the Arapahoe and the Raleigh investments, respectively. Excluding net gains on property sales, net income decreased by $796,000 for the six months ended June 30, 1996, as compared to net income in the same period in 1995. This decrease, as more fully described below, reflects a smaller real estate asset base in 1996, and corresponding decreases in net rental income and mortgage interest income, and a provision for possible losses of $400,000 recorded in the second quarter of 1996. This decrease was primarily offset by an increase in investment income and decreases in mortgage interest expense, administrative expenses and depreciation and amortization expense, in each case as compared to such items in 1995.

Net rental income (rental income less real estate taxes and property operating expenses) decreased by $1,275,000, or 75%, from $1,702,000 for the six-month period ended June 30, 1995 to $427,000 for the six-month period ended June 30, 1996. This decrease was primarily due to 1995 and 1996 property dispositions. The 1995 property dispositions included: (i) the sale of the Raleigh Building on June 16, 1995, (ii) the sale of the Sequoia Commerce Center on November 17, 1995 and (iii) the sale of the remaining Penn Warner Buildings, which sales generated for the Fund net rental income of $56,000, $559,000, and $297,000, respectively, for the six months ended June 30, 1995. On March 7, 1996, the Fund sold the Arapahoe investment, which provided the Fund with net rental income during the six months ended June 30, 1995, of $793,000, as compared to $172,000 for the period such investment was held in the first half of 1996. Offsetting this decrease was an increase of $255,000 in net rental income generated by the Bayside Business Center, resulting from the Fund taking title to Bayside on February 29, 1996, as discussed below.

Mortgage interest income decreased by $314,000, or 75%, from $421,000 for the six months ended June 30, 1995, to $107,000 for the same period of 1996. This decrease was due to the Fund taking title to the Bayside Business Center in lieu of foreclosure on the senior and junior mortgage loans receivable secured by Bayside on February 29, 1996. Under the original loan's terms, upon repayment of the Bayside junior mortgage loan receivable the Fund was entitled to receive an amount equal to the greater of (i) an amount sufficient to generate a 12.4% internal rate of return (as defined in the loan documents) on the junior loan or (ii) 50% of Bayside's fair market value in excess of $9 million. In anticipation of the Fund exercising its call option in early 1995, at December 31, 1994, Fund management reduced the loan's carrying value (remaining loan balance plus a deferred interest receivable pursuant to the shared-appreciation feature of the mortgage) to the estimated fair value of the collateral less estimated selling costs. This determination to reduce the carrying value was based on (i) an evaluation of the borrower's remaining equity in the Bayside property securing the mortgage loan and (ii) the economic prospects of the borrower and Bayside property over its expected remaining holding period. On April 13, 1995, the Fund exercised its call right on the loans and the entire balance of the loans became due and payable on October 18, 1995.

The Fund and the borrower reached agreement to satisfy in full the obligations due under the loan balance by means of a discounted payoff of $7,600,000. The Fund also agreed to provide the borrower 120 days to obtain financing to make the payoff in exchange for a commitment to transfer title to the Fund in lieu of foreclosure if the borrower could not make the discounted payoff. The borrower was unable to secure the necessary financing and, accordingly, the Fund took title to Bayside in late February 1996. The former borrower remained current on all interest payments due on the loan. Since both the net proceeds expected to be received from the possible discounted payoff of the loan and the estimated net realizable value of the collateral approximated the investment's carrying value, no provision for possible losses was required relating to Bayside during the year ended December 31, 1995. Upon taking title, the Fund's adviser immediately began to market the property for sale. Subsequently, based on an evaluation of information gathered from potential buyers contacted during the initial marketing process, the adviser reduced its estimate of the property's fair market value during the second quarter of 1996. Accordingly, during the quarter ended June 30, 1996, $400,000 was charged to the provision for possible losses to write down the carrying value of Bayside to its estimated fair market value less selling costs.

At June 30, 1996 and June 30, 1995, the overall occupancy rate of the Fund's remaining two direct real estate investments was 100% and 91%, respectively. The overall occupancy of the Bayside Business Center was 100% at both June 30, 1996 and 1995. Leases for 4.5% of the rentable space of the properties directly owned by the Fund are scheduled to expire during the remainder of 1996. The Fund's Adviser is currently working to renew leases and to identify new tenants for space covered by leases that have expired or are expiring. However, there is no assurance that the Fund will be able to maintain its current occupancy and level of rental income.

Investment income from short-term investments increased by $25,000, from $194,000 for the six months ended June 30, 1995 to $219,000 for the same period of 1996. Investment income increased in the 1996 period primarily due to an increase in the average short-term investment balance, as a result of the net proceeds generated from the sales of the remaining Penn Warner buildings in December 1995, the sale of the mortgage backed securities in January 1996, and the sale of Arapahoe on March 7, 1996. Such net proceeds were included in the April 30, 1996 distribution to the Fund's shareholders.

Mortgage interest expense decreased by $603,000, or 89%, from $681,000 for the six months ended June 30, 1995, to $78,000 for the comparable period of 1996. This decrease is primarily attributable to: (i) the satisfaction of the mortgage loan secured by the Fund's Sequoia investment resulting from the sale of Sequoia in November of 1995, and (ii) the satisfaction of the senior mortgage loan secured by Arapahoe Village in connection with the sale of Arapahoe on March 7, 1996.

Administrative expenses decreased by $107,000, or 31%, from $341,000 for the six months ended June 30, 1995 to $234,000 for the comparable period in 1996. This decrease was primarily due to lower advisory and administrative fees payable in 1996 period, which fees are based on average invested real estate assets. Such fees decreased as a result of: (i) the 1995 sales of the Sequoia Commerce Center, Raleigh Office Building and the remaining Penn Warner buildings and, (ii) the 1996 sale of the Arapahoe Village Shopping Center.

Depreciation and amortization expense decreased by $458,000, or 100%. This decrease resulted from management's decision to consider, as of June 30, 1995, all of the Fund's remaining investments to be held for sale. After June 30, 1995, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs was recognized. Prior to June 30, 1995, depreciation on real estate owned was computed using the straight-line method over 40 years for buildings and costs incurred in conjunction with the acquisition of real estate investments were deferred and amortized on a straight-line basis over the life of the loan for mortgage loan investments and the life of the property for equity investments.

On March 20, 1996, the Fund's Board of Trustees declared a liquidating distribution of $2.65 per share to shareholders of record on March 29, 1996. The distribution was paid on April 30, 1996 and included net proceeds from the sales of the Penn Warner buildings in December 1995, the Mortgage Backed Securities in

January 1996, and Arapahoe Village in March 1996. Given the Fund's reduced asset base, the Fund expects to make only two further distributions; one following the sale of Bayside and a final, residual payment upon final dissolution of the Fund.

THREE MONTHS ENDED JUNE 30, 1996 VS. THREE MONTHS ENDED JUNE 30, 1995

The Fund incurred a net loss of ($204,000), or ($.03) per share, for the three months ended June 30, 1996, as compared to net income of $588,000, or $.09 per share, for the same period of 1995. Included in net income in 1995 is a net gain on sale of investments of $185,000 realized on the sale of the Raleigh Office Building. Excluding the Raleigh gain, net income decreased $607,000 for the three months ended June 30, 1996 as compared to the same period in 1995. This decrease, as more fully described below, reflects a smaller real estate asset base on 1996, and corresponding decreases in net rental income and mortgage interest income and an increase in the provision for possible losses, partially offset by decreases in mortgage interest expense, depreciation and amortization expense, and administrative expenses, in each case as compared to such items in 1995.

Net rental income decreased by $628,000, or 75%, from $835,000 for the three months ended June 30, 1995 to $207,000 for the three months ended June 30, 1996. This decrease was primarily due to the effect of 1995 and 1996 property dispositions. Properties either sold during or subsequent to the quarter ended June 30, 1995 provided the Fund with an aggregate net rental income of $434,000 for the three months ended June 30, 1995. The Arapahoe Village Shopping Center, sold on March 7, 1996, provided the Fund with net rental income during the three months ended June 30, 1995, of $401,000. Offsetting this decrease was an increase of $207,000 in net rental income generated by the Bayside Business Center, resulting from the Fund taking title to Bayside on February 29, 1996.

Mortgage interest expense decreased by $341,000, or 100%. No such interest was incurred during the quarter ended June 30, 1996 as a result of the satisfaction of outstanding mortgage loans prior to April 1, 1996 as discussed above.

Depreciation and amortization expense decreased by $237,000, or 100%. As discussed above, after June 30, 1995, no depreciation or amortization expense related to the Fund's owned real estate and acquisition costs is recognized, since the Fund's real estate investments are considered to be held-for-sale assets.

Administrative expenses decreased by $54,000, or 33%, from $162,000 for the three months ended June 30, 1995 to $108,000 for the comparable period in 1996. This decrease was primarily due to a decrease in average assets invested in real estate as a result of the 1995 and the 1996 property sales as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

During the Fund's remaining liquidation period, its ability to make quarterly distributions will be dependent upon its financial condition, earnings and cash flow, and cash position and future working capital requirements. As a result of 1995 and 1996 property sales, and the subsequent year-end liquidating distribution of the proceeds from such sales, the book value of the Fund's shares has been significantly reduced. The amount of future income the Fund may be expected to generate has also been reduced. Further, the Fund's remaining investments are being held for sale, rather than the production of income, and, accordingly, income from real estate operations can be expected to decline throughout the Fund's liquidation period. Future liquidating distributions to shareholders, excluding any amounts distributed from net proceeds from property sales, will be largely dependent upon the amount of funds from operations generated by the Fund during its liquidation period. Funds from operations are generated from the ongoing operations of the Fund's direct real estate investments and interest income on short-term investments. Accordingly, unfavorable economic conditions, vacancies, environmental requirements, reductions in prevailing short-term interest rates or increases in major expenses such as energy, insurance, and real estate taxes during the liquidation period could have an adverse impact upon the Fund's ability to generate future funds from operations.

Given the size of the Fund's remaining asset base, the present level of funds from operations ($.03 per share for the three months ended June 30, 1996) and the foregoing factors impacting funds from operations, the Fund's Board of Trustees has decided to make only two further liquidating distributions - one following the disposition of Bayside and a final, residual payment upon the final dissolution of the Fund. The timing and amount of distributions of net proceeds from property sales to shareholders will be determined by the Trustees as such amounts are realized and based on relevant considerations such as the Fund's then current results of operations, cash position, and future working capital requirements.

During the fourth quarter of 1990, the Fund instituted a share repurchase program. Under the program, the Fund is authorized to repurchase in the open market from time to time up to 300,000 of the Fund's outstanding shares. As of June 30, 1996, an aggregate of 233,200 shares have been repurchased at an aggregate cost of $1,586,000. No shares have been repurchased since October 1993 and the Fund's management, in consideration of the Liquidation Plan, does not expect the Fund to repurchase any additional shares.

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

         Not Applicable

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)     Exhibits

                 27. Financial Data Schedule A Financial Data Schedule for the six months ended June 30, 1996, was submitted in electronic format only.

         (b)     Reports on Form 8-K

                 The Fund filed no reports on Form 8-K during the second quarter ended June 30, 1996.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         Vanguard Real Estate Fund II,
                 A Sales-Commission-Free Income Properties Fund




DATE    August 14, 1996                    /s/ John J. Brennan
    ------------------------           -----------------------------------
                                               John J. Brennan
                                       President & Chief Executive Officer


DATE    August 14, 1996                    /s/  Ralph K. Packard
    ------------------------           -----------------------------------

                                                Ralph K. Packard
                                                 Vice President